Form 10QSB
period 1996-03-31
LINDAS FLAME ROASTED CHICKEN INC
filed 1996-05-15
CIK 920210

                          US SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                                       33-76422
                               (Commission file number)

                    LINDA'S FLAME ROASTED CHICKEN, INCORPORATED
         (Exact name of small business issuer as specified in its charter)

                                       DELAWARE
          (State or other jurisdiction of incorporation or organization)

                                      22-3280395
             (Incorporation or organization identification number)

                     11 COMMERCE DRIVE, CRANFORD, NJ 07016
                    (Address of principal executive offices)

                                    (908) 276-2080
                             (Issuer's telephone number)

                                    NOT APPLICABLE
                (Former name, former address and former fiscal year,
                           if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                              Yes   (X) No  (  )


                     APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 13, 1996

             Class A Common Stock, $.001 par value: 2,065,000 shares
             Class B Common Stock, $.001 par value:   800,000 shares


    Transitional Small Business Disclosure Format (Check one):Yes (  )   No (X)

     PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

            LINDA'S FLAME ROASTED CHICKEN, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                       March 31,        December 31,
                                                         1996              1995
                                                    ------------     -------------
          ASSETS

     CURRENT ASSETS:
          Cash and equivalents                         $343,962         $558,013
          Short term cash investments                   238,000          721,000
          Inventories                                    15,095           19,078
          Notes receivable, current portion             367,323          167,313
          Prepaid expenses and other current assets     199,307          110,814
                                                    ------------     -------------
                    Total Current Assets              1,163,687        1,576,218
                                                    ------------     -------------


     PROPERTY AND EQUIPMENT, NET                        991,153          967,217
                                                    ------------     -------------

     OTHER ASSETS:
          Notes receivable, less current portion        109,685          113,204
          Intangible assets, net                         53,681           50,101
          Deposits and other assets                      50,812           34,439
                                                    ------------     -------------
                                                        214,178          197,744
                                                    ------------     -------------


                                                     $2,369,018       $2,741,179
                                                    ------------     -------------
                                                    ------------     -------------


          LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES:
          Long term debt, current portion               $49,633          $45,387
          Accounts payable and accrued expenses         209,378          191,526
          Accrued payroll and payroll taxes              20,207           41,831
          Sales tax payable                               6,196            7,638
          Deferred franchise fees                       100,000           75,000
                                                    ------------     -------------
                    Total Current Liabilities           385,414          361,382
                                                    ------------     -------------

     LONG TERM LIABILITIES:
          Long term debt, less current portion           39,454           54,635
          Deferred rent                                  67,254           63,123
                                                    ------------     -------------
                                                        106,708          117,758
                                                    ------------     -------------

     COMMITMENTS

     STOCKHOLDERS' EQUITY:
          Preferred stock $.001 par value; 2,500,000
             shares authorized; none issued                   -                -
          Common stock, Class A, $.001 par value;
             15,000,000 shares authorized; 1,265,000
             shares issued and outstanding                1,265            1,265
          Common stock, Class B, $.001 par value;
             800,000 shares authorized; 800,000
             shares issued and outstanding                  800              800
          Capital in excess of par value              5,442,847        5,442,847
          Accumulated deficit                        (3,568,016)      (3,182,873)
                                                    ------------     -------------
                    Total Stockholders' Equity        1,876,896        2,262,039
                                                    ------------     -------------


                                                     $2,369,018       $2,741,179
                                                    ------------     -------------
                                                    ------------     -------------



     See accompanying notes to consolidated financial statements.

               LINDA'S FLAME ROASTED CHICKEN, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)



                                                           Three Months Ended
                                                                 March 31,
                                                       ---------------------------
                                                           1996            1995
                                                       ------------    -----------
REVENUES:
     Restaurant sales, net                               $ 291,360     $  589,851
     Royalties                                               4,642              -
                                                       ------------    -----------
                                                           296,002        589,851
                                                       ------------    -----------
COSTS AND EXPENSES:
     Food and paper costs                                  121,987        262,816
     Restaurant labor and related expenses                 119,592        197,585
     Operating expenses                                     20,764         42,650
     Occupancy expenses                                     74,336        113,418
     General and administrative                            322,555        425,594
     Depreciation and amortization                          31,577         31,250
     Preopening costs                                            -         38,138
                                                       ------------    -----------
                                                           690,811      1,111,451
                                                       ------------    -----------


LOSS FROM OPERATIONS                                      (394,809)      (521,600)

OTHER INCOME (EXPENSE):
     Interest and other income                              13,984         41,354
     Interest expense                                       (4,318)        (4,949)
                                                       ------------    -----------
                                                             9,666         36,405
                                                       ------------    -----------


NET LOSS                                                $ (385,143)    $ (485,195)
                                                       ------------    -----------
                                                       ------------    -----------

NET LOSS PER SHARE                                      $    (0.24)    $    (0.30)
                                                       ------------    -----------
                                                       ------------    -----------
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                     1,615,000      1,615,000
                                                       ------------    -----------
                                                       ------------    -----------



See accompanying notes to consolidated financial statements.

                     LINDA'S FLAME ROASTED CHICKEN, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)



                                                                     Three Months Ended
                                                                            March 31,
                                                                   -------------------------
                                                                      1996           1995
                                                                   ---------      ----------


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                     $ (385,143)     $ (485,195)
     Adjustments to reconcile net loss to net cash
       flows from operating activities:
          Depreciation and amortization                               31,577          31,250
          Changes in operating assets and liabilities:
             Inventories                                               3,983         (12,761)
             Prepaid expenses and other current assets               (88,493)        (59,903)
             Deposits and other assets                               (16,373)       (146,052)
             Accounts payable and accrued expenses                    17,852         (19,241)
             Accrued payroll and payroll taxes                       (21,624)        (16,351)
             Sales tax payable                                        (1,442)          1,766
             Deferred franchise fees                                  25,000               -
             Deferred rent                                             4,131             810
                                                                   ---------      ----------
                Net cash flows used in operating activities         (430,532)       (705,677)
                                                                   ---------      ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from redemption of cash investments                    571,000               -
     Acquisition of cash investments                                 (88,000)       (191,894)
     Funds advanced under notes receivable                          (198,228)              -
     Proceeds from notes receivable                                    1,737               -
     Acquisition of property and equipment                           (55,513)       (163,240)
     Acquisition of intangible assets                                 (3,580)              -
                                                                   ---------      ----------
               Net cash flows from (used in) investing activities    227,416        (355,134)
                                                                   ---------      ----------


CASH FLOWS FROM FINANCING ACTIVITIES -
     Payments of long-term debt                                      (10,935)         (6,594)
                                                                   ---------      ----------

NET CHANGE IN CASH AND EQUIVALENTS                                  (214,051)     (1,067,405)

CASH AND EQUIVALENTS, Beginning of period                            558,013       2,126,646
                                                                   ---------      ----------

CASH AND EQUIVALENTS, End of period                                $ 343,962      $1,059,241
                                                                   ---------      ----------
                                                                   ---------      ----------


SUPPLEMENTAL INFORMATION:
     Interest paid                                                 $   4,318      $    4,949
                                                                   ---------      ----------
                                                                   ---------      ----------
     Income taxes paid                                             $       -      $        -
                                                                   ---------      ----------
                                                                   ---------      ----------


Noncash financing activity:
     Equipment obtained under capitalized leases payable          $        -      $   19,451
                                                                   ---------      ----------
                                                                   ---------      ----------


See accompanying notes to consolidated financial statements.
                    -4-

                  LINDA'S FLAME ROASTED CHICKEN, INC. AND SUBSIDIARIES
                       Notes to consolidated financial statements
                                       (Unaudited)


(1) The consolidated balance sheet at the end of the preceeding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's Form 10-KSB and is presented for comparative purposes. All other financial statements are unaudited. All adjustments which are of a normal and recurring nature and in the opinion of management necessary for a fair presentation, have been included. The results of operations for interim periods are not necessarily indicative of the operating results for the full year. Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the most recent fiscal year.

(2) In February 1996, the Company agreed to return $15,000 of a $25,000 franchise fee received in June 1995 to a potential franchisee, and rescinded the franchise agreement.

(3) In February 1996, the Company signed an agreement with another franchisee and received a $25,000 initial franchise fee. Under this agreement, the franchisee has agreed to open and operate a Linda's Flame Roasted Chicken restaurant in Oakland, New Jersey under the proprietary trademark, trade names and standard operating procedures of the Company.

(4) In March 1996, the Company signed a multi-unit franchise development agreement with a franchisee for up to 18 Linda's Flame Roasted Chicken restaurants, the first of which is expected to open in Flemington, New Jersey later in 1996.

(5) In May 1996, the Company completed a private placement for the sale of 40 units at $50,000 per unit. The net proceeds to the Company were approximately $1,700,000. Each unit consists of 20,000 shares of Class A common stock and 20,000 redeemable Class C warrants. Each Class C warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $5.25. The Company will use these proceeds in connection with the commencement of its wholly-owned subsidiary, National Home Guaranty, Inc.

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Linda's Flame Roasted Chicken, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

     CASH EQUIVALENTS - The Company considers highly liquid debt instruments with maturities of three months or less to be cash equivalents.

     FRANCHISE RELATED INCOME AND DEFERRED FRANCHISE FEES - In connection with its franchising operations, the Company receives initial franchise fees, royalties and advertising fees from its franchisees. Initial fees are recognized when the franchisee commences operations. Royalties and advertising fees, as defined in the underlying franchise agreements, are recognized in the period that the related franchise store revenue is generated.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The Company currently has five restaurants, three of which are Company-owned and operated, and two of which are franchised. Additionally, the Company has sold an additional four franchises, three in New Jersey and one in New York, which are expected to open later in 1996. The Company, as part of a diversification strategy, formed National Home Guaranty, Inc. ("NHG"), a wholly-owned subsidiary that plans to provide federally-guaranteed financing for homeowners and lead-generation services for contractors with respect to home-improvement services in the low-to-moderate income housing markets. In April 1996, NHG was approved by the US Department of Housing and Urban Development to originate federally-guaranteed Title I loans. NHG recently commenced operations in the southern New Jersey and eastern Pennsylvania markets, and generated no revenues during the quarter ended March 31, 1996.

Gross restaurant sales for the quarter ended March 31, 1996 decreased $317,000 (51%) as compared to the same period in 1995. Comparable store gross sales (for locations opened at least one year) decreased $133,000 (35%). The total sales decreases were due to the Company having five Company-owned locations in 1995 compared with three such locations in 1996. The Company closed one location in October 1995, and franchised the other location in December 1995. The same store sales decreases were due specifically to the significantly adverse weather conditions in the Northeast during the first quarter of 1996. Additionally, during the first quarter of 1995, the Company had grand opening advertising and promotions pertaining to its Livingston, New Jersey location which led to increased initial sales at that restaurant, as well as positively affecting the Company's surrounding stores.

Food and paper costs collectively decreased, for the quarter ended March 31, 1996 compared to the same period in 1995, to $122,000 (40% of gross sales) from $263,000 (42% of gross sales), respectively.

Food cost decreases were attributable to several factors including, the increased sales from the introduction of a new menu of oversized gourmet sandwiches which have lower food costs than other meal items, the discontinuation of selling bottled juices, and the replacement of home-baked goods. Additionally, the Company continually puts to competitive bid, all of its high usage food items in an attempt to additionally reduce costs on all of the major items which it purchases.

Paper cost decreases were attributable to the Company's phase-out of some of its higher-priced branded paper products. The Company has retained certain high exposure branded components such as take-out container lids and carry-out bags since these items carry high visibility within the take-out segment of the business. The non-branded paper products retain the same quality level as the branded products.

Restaurant labor and related expenses increased as a percentage of sales to $120,000 (39% of gross sales) for the quarter ended March 31, 1996 as compared
to $198,000 (32% of gross sales) for the first quarter of 1995.   The increase
as a percentage of gross sales is due to the Company's need to provide a certain minimum level of labor irrespective of sales. As previously discussed, severe winter weather negatively impacted the Company's restaurant sales. Since these restaurants had to be staffed for potential rather than actual sales, the percentage of labor to the declining sales in the first quarter of 1996 was comparatively greater than the prior year. Additionally, the Company operates in a highly competitive labor market which has a limited number of candidates for restaurant labor, and similar to the rest of the restaurant industry experiences a high turnover rate of its existing hourly labor, leading to higher labor costs due to hiring and training costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


RESULTS OF OPERATIONS

In response to this turnover, the Company has a low-cost incentive program for both hourly labor and store management paying a small referral bonus to existing employees for the referral of new hires who remain at least three months.

Operating expenses, including such items as local promotion, repairs and maintenance and store supplies, amounted to $21,000 (7% of gross sales) for the first quarter of 1996 compared to $43,000 (7% of gross sales) for the comparable quarter of 1995.

Occupancy costs, including such fixed and recurring items such as rent, common area maintenance charges and utilities, amounted to $74,000 (24% of gross sales) and $113,000 (18% of gross sales) for the three months ended March 31,1996 and March 31, 1995, respectively. This increase as a percentage of sales results from the fixed nature of such expenses which will increase as a percentage of sales as sales decrease.

General and administrative expenses decreased to $323,000 (105% of gross sales) for the first three months of 1996 from $426,000 (68% of gross sales) for the comparable period in 1995. This decrease is due to several factors, including, the elimination of the Company's cable television advertising campaign effective November 1995. The Company has replaced this advertising with more community-based, local marketing and promotions tailored to each individual store. Additionally, the Company continues to expand its high-frequency "VIP" card program, whereby the Company rewards the customers who repeatedly frequent its restaurants. The Company has also eliminated several corporate positions to reduce overhead. Furthermore, NHG incurred approximately $75,000 of overhead pertaining to payroll and office related expenses which is included in the $323,000 total for the quarter ended March 31, 1996. While cost containment will continue to take place in this expense category, general and administrative expenses will continue to represent a large percentage of sales until the Company develops enough restaurants which can collectively generate sales volume and royalty income sufficient to absorb these costs.

Depreciation and amortization increased to $32,000 (10% of gross sales) for the quarter ended March 31, 1996 from $31,000 (5% of gross sales) for the quarter ended March 31, 1995. This is attributable to the increase of property and equipment related to the opening of the Company's restaurant in Summit, New Jersey in June 1995.

Preopening costs for the first quarter of 1995 of $38,000 represented expenses related to the grand opening of the Company's restaurant in Livingston, New Jersey in January 1995, including various training, payroll, promotion and start-up costs. No preopening expenses were incurred by the Company during the first quarter of 1996.

Interest income decreased to $14,000 from $41,000 for the three months ended March 31, 1996 and March 31, 1995, respectively. Investment earnings are principally from the Company's investments in United States Treasury obligations and bank certificates of deposit. This source of income has decreased as the Company has expended funds which were invested in 1995 on the expansion of its operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES

Current assets at March 31, 1996 were $1,164,000 compared to $1,576,000 at December 31, 1995 and current liabilities were $385,000 at March 31, 1996 compared to $361,000 at December 31, 1995. The Company sells to consumers in what are substantially all cash transactions. Any credit and debit card business transacted is electronically credited to the Company's accounts within 48 hours. The Company's debt at March 31, 1996 consisted of obligations owed under capitalized leases for point-of-sale terminals at each of the restaurants totalling $57,000. Additionally, the Company issued a note payable, with a remaining balance of $32,000 at March 31, 1996, in conjunction with its acquisition of the restaurant in Summit, NJ. The Company currently has no bank borrowings.

The Company requires capital principally to develop and open new restaurants. Estimated costs for the opening of a new Company-owned site are between $250,000 and $450,000. The capital required for a new site which is to be franchised is considerably less since the potential franchisee is required to supply the capital necessary to build-out a site. Accordingly, given current limited cash resources, the Company is aggressively pursuing franchisees to provide for future expansion of the Company's operations and the increasing of market share, and does not currently intend to open additional company-owned restaurants. In addition to allowing for expansion with minimal Company capital, franchising also provides a weekly flow of income into the Company via management royalties, as well as allowing for the offsetting of regional advertising expenses, through required franchisee contributions to a regional advertising fund.

The Company currently has six franchisees, two of which have stores which are currently open, and four of which are expected to open later in 1996. Because of the increased emphasis on the Company's franchising program, the Company's future results will be more significantly affected by the success or failure of its franchising program.

The Company provided temporary construction financing to a franchisee for the construction of a free-standing building in Westwood, NJ under a promissory note dated August 29, 1995, and advanced $366,000 in funds as of March 31, 1996 at a variable rate equal to a 90 day certificate of deposit rate plus 1%. The franchisee has received a commitment letter from a third party lender providing for funds equal to the amount that the Company lent the franchisee. This third party financing is expected to close in May 1996. Accordingly, the Company expects repayment of these funds in May 1996.

The Company anticipates that the current trend of losses will continue for the forseeable future, and will attempt to continue to reduce expenses, both operationally, and through reductions in overhead relating to the Company's corporate office. Additionally, the Company has diversified its operations to outside of the restaurant industry with the creation of its wholly-owned subsidiary, National Home Guaranty, Inc. On May 7, 1996, the Company completed a private placement for the sale of 40 units at $50,000 per unit. The net proceeds to the Company were approximately $1,700,000. Each unit consists of 20,000 shares of Class A common stock and 20,000 redeemable Class C warrants. Each Class C warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $5.25. The Company will use these proceeds in connection with the commencement of National Home Guaranty, Inc.

In the event the Company's restaurant operations continue to generate losses at approximately the current rate, the Company believes that its existing cash and investments, inclusive of the proceeds received from the private offering, will be sufficient to satisfy its cash requirements for the next 12 months.

                 LINDA'S FLAME ROASTED CHICKEN, INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       None.

ITEM 2.  CHANGES IN SECURITIES

       None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5.  OTHER INFORMATION

       None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a) Exhibits: Exhibit 27 (Financial Data Schedule for First Quarter of
          1996)
       b) Reports on Form 8-K

          No reports on Form 8-K have been filed during the quarter for which this report is filed.


                                    SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Linda's Flame Roasted Chicken, Inc.
                                    (Registrant)


May 13, 1996                  /s/ Peter Weissbrod
                              -------------------
                              Peter Weissbrod, President
                              (Principal Executive Officer)



May 13, 1996                  /s/ Gregory Finkelstein
                              -----------------------
                              Gregory Finkelstein, Treasurer
                             (Principal Financial and Accounting Officer)