Form 10QSB
period 1996-06-30
LINDAS DIVERSIFIED HOLDINGS INC
filed 1996-08-13
CIK 920210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                    33-76422
                            (Commission file number)

                       Linda's Diversified Holdings, Inc.
        (Exact name of small business issuer as specified in its charter)

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

                   Linda's Flame Roasted Chicken Incorporated
                 (Former name, former address and former fiscal
                       year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


                      APPLICABLE ONLY TO CORPORATE ISSUERS


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 13, 1996

             Class A Common Stock, $.001 par value: 2,065,000 shares
             Class B Common Stock, $.001 par value:   800,000 shares


    Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)

   PART I - FINANCIAL INFORMATION
   --------------------------------------------------------

   Item 1. Financial Statements

               LINDA'S DIVERSIFIED HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                               June 30,     December 31,
                                                                                 1996           1995
                                                                             -----------    -----------
             ASSETS

   CURRENT ASSETS:
        Cash and equivalents .............................................   $ 1,064,906    $   558,013
        Short term cash investments ......................................          --          721,000
        Inventories ......................................................        13,953         19,078
        Retail loans receivable ..........................................       383,160           --
        Notes receivable, current portion ................................       386,019        167,313
        Prepaid expenses and other current assets ........................        97,731        110,814
                                                                             -----------    -----------
                  Total Current Assets ...................................     1,945,769      1,576,218
                                                                             -----------    -----------
   PROPERTY AND EQUIPMENT, NET ...........................................       744,412        967,217
                                                                             -----------    -----------
   OTHER ASSETS:
        Restricted cash ..................................................       162,500           --
        Notes receivable, less current portion ...........................       106,080        113,204
        Intangible assets, net ...........................................        48,718         50,101
        Deposits and other assets ........................................        75,088         34,439
                                                                             -----------    -----------
                                                                                 392,386        197,744
                                                                             -----------    -----------
                                                                             $ 3,082,567    $ 2,741,179
                                                                             ===========    ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
        Long term debt, current portion ..................................   $    48,997    $    45,387
        Accounts payable and accrued expenses ............................       317,555        191,526
        Accrued payroll and payroll taxes ................................        56,318         41,831
        Sales tax payable ................................................         6,185          7,638
        Deferred franchise fees ..........................................       100,000         75,000
                                                                             -----------    -----------
                  Total Current Liabilities ..............................       529,055        361,382
                                                                             -----------    -----------
   LONG TERM LIABILITIES:
        Long term debt, less current portion .............................        29,084         54,635
        Deferred rent ....................................................        43,543         63,123
                                                                             -----------    -----------
                                                                                  72,627        117,758
                                                                             -----------    -----------
COMMITMENTS

STOCKHOLDERS' EQUITY:
     Preferred stock $.001 par value; 2,500,000
        shares authorized; none issued ...................................          --             --
     Common stock, Class A, $.001 par value;
        15,000,000 shares authorized; 2,065,000
        shares issued and outstanding ....................................         2,065          1,265
     Common stock, Class B, $.001 par value;
        800,000 shares authorized; 800,000
        shares issued and outstanding ....................................           800            800
     Capital in excess of par value ......................................     7,096,358      5,442,847
     Accumulated deficit .................................................    (4,618,338)    (3,182,873)
                                                                             -----------    -----------
               Total Stockholders' Equity ................................     2,480,885      2,262,039
                                                                             -----------    -----------
                                                                             $ 3,082,567    $ 2,741,179
                                                                             ===========    ===========
          See accompanying notes to consolidated financial statements



               LINDA'S DIVERSIFIED HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                           Six Months Ended          Three Months Ended
                                                               June 30,                    June 30,
                                                       ----------------------       ---------------------
                                                       1996            1995         1996             1995
                                                       ----------------------       ---------------------
REVENUES:
     Restaurant sales, net                             $ 611,037  $ 1,252,027       $ 319,677  $  662,176
     Franchise royalties                                  14,458        -               9,816        -
     Franchise fee income                                 25,000       25,000          25,000      25,000
     Contractor lead fees                                 14,500        -              14,500        -
     Contract fee income                                   2,156        -               2,156        -
     Loan origination fees                                 7,500        -               7,500        -
                                                       ---------  -----------       ---------   ---------
                                                                                      674,651   1,277,027
                                                                                    ---------   ---------


COSTS AND EXPENSES:
    Restaurant Operations:
          Food and paper costs                           250,553      545,725         128,566     282,909
          Restaurant labor and related expenses          226,997      446,057         107,405     248,472
          Operating expenses                              51,187      104,948          25,240      50,881
          Occupancy expenses                             145,463      206,773          71,127      93,355
          Depreciation and amortization                   66,690       70,030          35,113      38,780
          Preopening costs                                  -          69,261            -         31,123
    Loan Operations:
          Payroll and related expenses                   215,546          -           157,053        -
          Media and advertising costs                    256,606          -           256,606        -
          Operating expenses                             144,591          -           122,515        -
    Corporate and Franchising:
          General and administrative                     512,696      861,094         275,893     446,917
          Restructuring charge                           266,987          -           266,987        -

                                                      ----------  -----------     -----------  ----------
                                                       2,137,316    2,303,888       1,446,505   1,192,437
                                                      ----------  -----------     -----------  ----------


          LOSS FROM OPERATIONS                        (1,462,665)  (1,026,861)     (1,067,856)   (505,261)

          OTHER INCOME (EXPENSE):
               Interest and other income                  35,307       77,700          21,323      36,346
               Interest expense                           (8,107)     (13,310)         (3,789)     (8,361)
                                                      ----------   ----------     -----------  ----------
                                                          27,200       64,390          17,534      27,985
                                                      ----------   ----------     -----------  ----------


          NET LOSS                                  $ (1,435,465) $  (962,471)   $(1,050,322)  $ (477,276)
                                                    ============   ==========    ===========   ==========

          NET LOSS PER SHARE                        $      (0.75)  $    (0.60)  $      (0.48)  $    (0.30)
                                                    ============   ==========   ============   ==========

          WEIGHTED AVERAGE NUMBER OF
            SHARES OUTSTANDING                         1,907,000    1,615,000      2,199,000    1,615,000
                                                    ============   ==========   ============   ==========




          See accompanying notes to consolidated financial statements.

               LINDA'S DIVERSIFIED HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     Six Months Ended
                                                                                         June 30,
                                                                            -----------------------------------
                                                                                 1996                 1995
                                                                            -------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss
  Adjustments to reconcile net loss to net cash                              $ (1,435,465)     $   (962,471)
    flows from operating activities:
       Depreciation and amortization
       Restructuring charge                                                        66,690            70,030
       Changes in operating assets and liabilities:                               266,987               -
          Inventories
          Prepaid expenses and other current assets                                 2,912             2,511
          Restricted cash                                                          13,083            70,700
          Deposits and other assets                                              (162,500)              -
          Accounts payable and accrued expenses                                   (41,149)          (26,098)
          Accrued payroll and payroll taxes                                       116,029          (141,068)
          Sales tax payable                                                        14,487            25,273
          Deferred franchise fees                                                  (1,453)            4,409
          Deferred rent                                                            25,000              -
                                                                                    8,262             9,065
          Net cash flows used in operating activities                        ------------      ------------
                                                                               (1,127,117)         (947,649)
                                                                             ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from redemption of cash investments                                 809,000         1,172,271
     Acquisition of cash investments                                              (88,000)         (379,036)
     Funds advanced under notes receivable                                       (216,591)            -
     Proceeds from notes receivable                                                 5,009             -
     Proceeds from sale of retail loans receivable                                 14,244             -
     Acquisition of property and equipment                                       (124,618)         (563,088)
                                                                             ------------      ------------
          Net cash flows from investing activities                                  1,640           230,147
                                                                             ------------      ------------


CASH FLOWS FROM FINANCING ACTIVITIES -
     Proceeds from sale of common stock, net of expenses                        1,654,311             -
     Payments of long-term debt                                                   (21,941)          (21,409)
                                                                             ------------      ------------
          Net cash flows from (used in) financing activities                    1,632,370           (21,409)
                                                                             ------------      ------------

NET CHANGE IN CASH AND EQUIVALENTS                                                506,893          (738,911)

CASH AND EQUIVALENTS, Beginning of period                                         558,013         2,126,646
                                                                             ------------      ------------

CASH AND EQUIVALENTS, End of period                                         $   1,064,906     $   1,387,735
                                                                             ============      ============

SUPPLEMENTAL INFORMATION:
     Interest paid                                                          $       8,107     $      13,310
                                                                             ============      ============
Noncash financing activity:
     Discounted note payable issued as part of restaurant acquisition cost  $        -        $      52,144
                                                                            =============     =============
     Equipment obtained under capitalized leases payable                    $        -        $      46,037
                                                                            =============     =============


          See accompanying notes to consolidated financial statements.

               LINDA'S DIVERSIFIED HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to consolidated financial statements
                                   (Unaudited)


(1) The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's Form 10-KSB and is presented for comparative purposes. All other financial statements are unaudited. All adjustments which are of a normal and recurring nature and in the opinion of management necessary for a fair presentation, have been included. The results of operations for interim periods are not necessarily indicative of the operating results for the full year. Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the most recent fiscal year.

(2) On May 7, 1996, the Company completed a private placement for the sale of 40 units at $50,000 per unit. The net proceeds to the Company were approximately $1,650,000. Each unit consists of 20,000 shares of Class A common stock and 20,000 redeemable Class C warrants. Each Class C warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $5.25. The Company will use these proceeds in connection with the operations of its subsidiary, National Home Guaranty.

(3) On June 6, 1996, the Company signed an agreement with a franchisee and received a $25,000 initial franchise fee. Under this agreement, the franchisee has agreed to open and operate a Linda's Flame Roasted Chicken restaurant in Belleville, New Jersey under the proprietary trademark, trade names and standard operating procedures of the Company.

(4) On June 29, 1996, the Company closed its restaurant in Livingston, New Jersey. This site, originally opened in January 1995, was located in an area which had become oversaturated with similar restaurants. As such, the area was no longer considered to be an integral part of the Company's future plans. Losses from this store closing, consisting substantially of abandonment of leasehold improvements and the write-off of remaining store equipment, are reported as a restructuring charge in the June 30, 1996 financial statements.


     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Principles of Consolidation - The consolidated financial statements include the accounts of Linda's Diversified Holdings, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

     Restricted Cash - In connection with regulatory banking requirements in certain states, National Home Guaranty is required to post mortgage surety bonds which are collateralized by irrevocable letters of credit. The collateralization underlying these bonds is shown as restricted cash in the June 30, 1996 financial statements.

               LINDA'S DIVERSIFIED HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to consolidated financial statements
                                   (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
- ---------------------

OVERVIEW
- --------

The Company is a holding corporation consisting of restaurant operations, restaurant franchising, and home-equity loan operations. The restaurant entities, operating under the name Linda's Flame Roasted Chicken, consist of four restaurants, two of which are Company-owned and operated, and two of which are franchised. Additionally, the Company has sold an additional five franchises, four in New Jersey and one in New York, three of which are expected to open later in 1996. The loan operations are conducted through National Home Guaranty ("NHG"), a wholly-owned subsidiary created in April 1996, providing both conventional and federally-guaranteed financing for homeowners and lead-generation services for contractors with respect to home-improvement services in the low-to-moderate income housing markets. In April 1996, NHG was approved by the US Department of Housing and Urban Development to originate federally-guaranteed Title I loans. NHG is currently a licensed lender in New Jersey, Massachusetts and Rhode Island, operates in Pennsylvania which does not require a special license, and further expects to expand into New York, New Hampshire, Maryland and Delaware.


RESTAURANT OPERATIONS
- ---------------------

Gross restaurant sales for the six months ended June 30, 1996 decreased $699,000 (52%) as compared to the same period in 1995. Comparable store gross sales (for locations opened at least one year) decreased $263,000 (34%). Comparable store gross sales excluding the location closed in Livingston, NJ on June 29, 1996 decreased $74,000 (15%). The total sales decreases were due to the Company having five Company-owned locations in 1995 compared with three such locations in 1996 (two after June 29, 1996). The Company closed one location in October 1995, and franchised the other location in December 1995. The same store sales decreases were due to increased saturation of, and intense competition from, similar restaurant concepts throughout New Jersey.

Gross restaurant sales for the three months ended June 30, 1996 decreased $382,000 (54%) as compared to the same quarter of 1995. Comparable store gross sales decreased $130,000 (32%). Comparable store gross sales excluding Livingston, NJ, which closed on June 29, 1996, decreased $39,000 (15%).

Food and paper costs collectively decreased, for the six months ended June 30, 1996 compared to the same period in 1995 to $251,000 (39% of gross sales) from $546,000 (41% of gross sales), respectively. Similarly these costs decreased for the three months ended June 30, 1996 and 1995 to $129,000 (39% of gross sales) from $283,000 (40% of gross sales), respectively.

Food cost percentage decreases were attributable to several factors including, the increased sales from the introduction of new oversized gourmet sandwiches which have lower food costs than other meal items, and the re-engineering of the Company's menu. Ongoing, the Company is introducing new items including roast beef and turkey meat loaf meals, which the Company expects to help lower food costs further.

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

               LINDA'S DIVERSIFIED HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to consolidated financial statements
                                   (Unaudited)


Restaurant labor and related expenses decreased to $107,000 (33% of gross sales) for the quarter ended June 30, 1996 as compared to $248,000 (35% of gross sales) for the second quarter of 1995. This decrease is due to the Company's added focus on correlating hourly labor to projected sales. The Company expects its labor efficiencies to be maintained and potentially improve with the closing of its Livingston, New Jersey location which had its highest labor costs.
Restaurant labor for the six months ended June 30, 1996 increased as a percentage of sales from the same period of 1995 to 36% of gross sales from 34% of gross sales. This was due essentially to the first quarter in which the Northeast experienced extreme winter conditions, and the restaurants had to be staffed for potential rather than actual sales, such sales having been negatively impacted due to several snow storms.

Operating expenses, including such items as local promotion, repairs and maintenance and store supplies, amounted to $51,000 (8% of gross sales) for the first half of 1996 compared to $105,000 (8% of gross sales) for the first half of 1995. Similarly, operating expenses for the three months ended June 30, 1996 and 1995 were $25,000 (8% of gross sales) and $51,000 (7% of gross sales), respectively.

Occupancy costs, including such fixed and recurring items as rent, common area maintenance charges and utilities, amounted to $145,000 (23% of gross sales) and $207,000 (16% of gross sales) for the six months ended June 30, 1996 and June 30, 1995, respectively. This increase as a percentage of sales results from the fixed nature of such expenses which will increase as a percentage of sales as sales decrease.

Depreciation and amortization decreased to $67,000 (11% of gross sales) for the six months ended June 30, 1996 from $70,000 (5% of gross sales) for the same period in 1995. This decrease is attributable to the fact that the Company had equipment and leasehold improvements at two additional locations in 1995, one store of which was closed, and one of which was franchised. This expense will decrease further with the closing of the Livingston, New Jersey location.

Preopening costs for the first half of 1995 of $69,000 represented expenses related to the grand opening of the Company's restaurants in Livingston and Summit, New Jersey in January 1995 and June 1995, respectively, including various training, payroll, promotion and start-up costs. No preopening expenses were incurred by the Company during 1996.


RESTAURANT FRANCHISING
- ----------------------

The Company's franchising operations are administered through its subsidiary, Linda's Chicken International. As of June 30, 1996, two franchises were opened. The first in Colonia, New Jersey, began operations in December 1995, and the second, a free-standing prototype in Westwood, New Jersey, opened in April 1996. Franchise royalty income, consisting of 5% of a franchisee's net sales, amounted to $14,000 for the first half of 1996. There were no such revenues in the comparable period of 1995. Initial franchise fee income of $25,000, collected at the signing of a franchise agreement and recognized as income when a franchisee opens its restaurant, was recognized in connection with the opening of the location in Westwood.

The Company maintains an advertising fund to be used for regional advertising expenditures which benefit all locations. Franchisees are required to contribute 1% of their net sales to this fund. As of June 30, 1996, this fund had excess expenditures over receipts for the first half of 1996 amounting to $7,000, such amount being included in general and administrative expenses in the Company's statement of operations.

               LINDA'S DIVERSIFIED HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to consolidated financial statements
                                   (Unaudited)


Expenses related to the franchising operation, consisting of such items as franchise support personnel, legal fees and advertising, are included in general and administrative expenses in the Company's financial statements, and amounted to $110,000 and $126,000 for the six months ended June 30, 1996 and 1995, respectively.


LOAN OPERATIONS
- ---------------

The Company's loan operations are conducted through its subsidiary, National Home Guaranty ("NHG"). These operations include providing low-to-moderate income homeowners with a single source for both home improvement loans (conventional and federally-guaranteed) and qualified contractors. Initially, NHG intended to provide essentially federally-guaranteed loans, but has expanded to now include both federally-guaranteed and convential loans. NHG derives its revenue from referral lead fees received from participating contractors, as well as administrative fees representing a percentage of each completed contract. The Company additionally can derive revenue from loan participation by means of receiving a premium from a third-party buyer of such loans, or loan origination fees from a borrower. Though the Company received loan origination fee income during the quarter ended June 30, 1996, it does not intend to customarily charge borrowers such fees for loans in the future.

NHG first began receiving revenue in May 1996 which resulted from the Company's test marketing efforts. Gross revenue for the period ended June 30, 1996 totalled $24,000 including $15,000 in contractor lead fees, $2,000 in completed contract fee income, and $7,000 in loan origination fees. The Company recognizes income from lead fees at the time the lead is provided to the contractor, and contract fee income when the related contract is completed.

NHG experienced charges of $536,000 during the second quarter of 1996, and $617,000 for the period of inception through June 30, 1996, as described below, relating to the test marketing and other start-up costs associated with the commencement of its operations.

Payroll and related expenses, consisting of management, customer service representatives, credit analysts and processors, amounted to $216,000 (35% of total expenses) for the period of inception through June 30, 1996. While management labor is a fixed expense, NHG has the ability to correlate the amount of its other operations personnel to the loan request volume it receives. All customer service representatives are paid hourly, and some are part-time employees.

Media and advertising costs, consisting of media time bought on television and radio, as well as the production and distribution of direct mail advertising, and the production of both the television and radio commercials, amounted to $257,000 (42% of total expenses) for the period ended June 30, 1996. Based on initially disappointing results from its test advertising campaign, NHG is currently working with media consultants on redesigning and refocusing its commercials to better attract its target markets. The Company expects media costs to be the single largest expense item in future operations, as well as having the most impact on the generation of future revenues.

Operating expenses, consisting of expenses necessary to operate the Company's main office in New Jersey and its branch office in Massachusetts, as well as legal and consulting fees and expenses related to obtaining licenses and permits, amounted to $145,000 (23% of total expenses) for the period ended June 30, 1996. Typically, most of these expenses are of a fixed and recurring nature and will decrease as a percentage of revenue as revenue increases.

               LINDA'S DIVERSIFIED HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to consolidated financial statements
                                   (Unaudited)

CORPORATE
- ---------

General and administrative expenses decreased to $513,000 for the first half of 1996 from $861,000 in the comparable period of 1995. This is as a result of continued reductions in overhead as a result of the elimination of several corporate positions. Similarly, general and administrative expenses decreased to $276,000 for the quarter ended June 30, 1996 from $447,000 in the same quarter of 1995. While the Company anticipates that cost containment will continue to take place in this expense category, general and administrative expenses will continue to represent a large percentage of revenues until the Company's subsidiaries can develop enough gross revenue volume sufficient to absorb these costs.

The restructuring charge of $267,000 represents the costs, as more fully described in Note 4, associated with the Company's closing of its restaurant in Livingston, NJ on June 29, 1996.

Interest income decreased to $35,000 from $78,000 for the first half of 1996 and 1995, respectively, and decreased to $21,000 from $36,000 for the quarter ended June 30, 1996 and 1995, respectively. Investment earnings are principally from the Company's investments in short-term United States government-backed obligations. This source of income has decreased as the Company has expended funds which were invested in 1995 on the expansion of its operations.


Liquidity and Capital Resources
- -------------------------------

Current assets at June 30, 1996 were $1,946,000 compared to $1,576,000 at December 31, 1995 and current liabilities were $529,000 at June 30, 1996 compared to $361,000 at December 31, 1995. The Company's restaurants sell to consumers in what are substantially all cash transactions. Any credit and debit card business transacted is electronically credited to the Company's accounts within 48 hours. The Company's debt at June 30, 1996, consisted of obligations owed under capitalized leases for point-of-sale terminals at each of the restaurants totalling $50,000. Additionally, the Company issued a note payable, with a remaining balance of $28,000 at June 30, 1996, in conjunction with its acquisition of the restaurant in Summit, NJ. The Company currently has no bank borrowings.

The Company requires capital principally to expand the operations of NHG and to develop new franchisees for its existing franchising program. The capital required for a new site which is to be franchised is the responsibility of a potential franchisee who is required to provide the funds to build-out a site. The Company is aggressively pursuing franchisees to provide for future expansion of the Company's restaurant business and the increasing of market share, and does not currently intend to open additional Company-owned restaurants. In addition to allowing for expansion with minimal Company capital, franchising also provides a weekly flow of income into the Company via management royalties, as well as allowing for the offsetting of regional advertising expenses, through required franchisee contributions to a regional advertising fund. Funds for NHG will be used primarily to redesign and refocus its commercials and buy various media time, as well as expand its operations into the New York metropolitan area.

The Company's franchising operation currently has seven franchisees, two of which have stores which are currently open, and three of which are expected to open later in 1996. Because of the increased emphasis on the Company's franchising program, the Company expects that its future results will be more significantly affected by the success or failure of its franchising program. Additionally, the Company expects that future results will be significantly affected by the success or failure of NHG.

               LINDA'S DIVERSIFIED HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to consolidated financial statements
                                   (Unaudited)

The Company provided temporary construction financing to a franchisee for the construction of the free-standing restaurant in Westwood, NJ under a promissory note dated August 29, 1995, and advanced approximately $375,000 in funds as of June 30, 1996 at a variable rate equal to a 90 day certificate of deposit rate plus 1%. The franchisee has received a commitment letter from a third party lender providing for funds equal to the amount that the Company lent the franchisee. This third party financing is expected to close in August 1996. Accordingly, the Company expects repayment of these funds in August 1996.

Through June 30, 1996, NHG had closed loans totalling $397,000, of which $14,000 had been sold to a third-party lender. Thus, retail loans receivable amounted to $383,000 at June 30, 1996. The Company sold all such retail loans in July 1996.

The Company anticipates that the current trend of losses will continue for the foreseeable future, and will attempt to continue to reduce expenses, both operationally, and through reductions in overhead relating to the Company's corporate office. Additionally, the Company has diversified its operations with the creation of NHG. As described further in Note 2, on May 7, 1996, the Company completed a private placement for the sale of 40 units, including 800,000 shares of Class A stock and 800,000 Class C warrants, at $50,000 per unit generating net proceeds to the Company of approximately $1,650,000.

In the event the Company's operations continue to generate losses at approximately the current rate, the Company believes that its existing cash and investments, inclusive of the funding of its retail loans receivable and receipt of take-out financing from its franchisee note receivable, will be sufficient to satisfy its cash requirements for the next 12 months.


Forward-Looking Information May Prove Inaccurate
- ------------------------------------------------

This report contains forward-looking statements and information that are based on management's beliefs as well as assumptions made by, and information currently available to, management. When used in this document, the words
"anticipate", "believe", "estimate", "expect" and similar expressions are intended to identify forward-looking statements. Such statements involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: business conditions and growth in the industry, general economic conditions, product development, competition, government regulations, rising costs for food and paper supplies, the risk of franchising, and all the risks associated with start-up businesses as it relates to the activities of NHG, and the risk factors listed from time to time in the Company's SEC reports, included but not limited to the Company's Registration Statement filed on Form S-3 on July 24, 1996.


Part II.  OTHER INFORMATION
- --------  -----------------

Item 1.  Legal Proceedings

           None.

Item 2.  Changes in Securities

           None.

Item 3.  Defaults upon Senior Securities

           None.

               LINDA'S DIVERSIFIED HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to consolidated financial statements
                                   (Unaudited)


Item 4. Submission of Matters to a Vote of Security Holders

     The Company had its annual meeting of shareholders on June 26, 1996. The following were the vote totals for matters submitted for vote at this meeting:

     1. The change of name to Linda's Diversified Holdings, Inc.
        --------------------------------------------------------

                 For                5,849,676
                 Against                2,800
                 Withheld               9,050

     2. The approval of the 1995 Stock Option Plan
        ------------------------------------------

                 For                5,096,661
                 Against              111,750
                 Withheld              12,850
                 Non-Voting           640,265

     3. Ratification of the Company's independent certified public accountants
        ----------------------------------------------------------------------

                 For                5,839,526
                 Against                1,300
                 Withheld              20,700


     4. The results of the election of directors were:
        ---------------------------------------------

                                      Votes Received        Votes Withheld
                                      --------------        --------------

          Peter Weissbrod               5,856,426               5,100
          Stuart Fuchsman               5,856,426               5,100
          Richard Goldberger            5,856,426               5,100
          Lewis Levine                  5,856,426               5,100
          Marc Roberts                  5,855,426               6,100
          William Ozzard                5,855,426               6,100
          Ivan Szathmary                5,855,426               6,100


Item 5. Other Information

           None.


Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits:Exhibit 27 (Financial Data Schedule for Second Quarter of 1996)
     b) Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Linda's Diversified Holdings, Inc.
                                             (Registrant)




August 13, 1996                    /s/ Peter Weissbrod
                                   --------------------------------------------
                                   Peter Weissbrod, President
                                   (Principal Executive Officer)



August 13, 1996                    /s/ Gregory Finkelstein
                                   --------------------------------------------
                                   Gregory Finkelstein, Treasurer
                                   (Principal Financial and Accounting Officer)