Form 10-Q
period 1996-09-30
LINDAS DIVERSIFIED HOLDINGS INC
filed 1996-11-13
CIK 920210

US SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                                    33-76422
                                    --------
                            (Commission file number)

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

                   Linda's Flame Roasted Chicken, Incorporated
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November
14, 1996

             Class A Common Stock, $.001 par value: 2,065,000 shares Class B Common Stock, $.001 par value: 800,000 shares





    Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

               LINDA'S DIVERSIFIED HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                   September 30,    December 31,
                                                       1996             1995
                                                   -------------    ------------
     ASSETS

CURRENT ASSETS:
  Cash and equivalents                              $ 1,015,713     $   558,013
  Short term cash investments                             -             721,000
  Inventories                                             9,720          19,078
  Retail loans receivable                                35,349            -
  Notes receivable, current portion                      14,139         167,313
  Prepaid expenses and other current assets             281,306         110,814
                                                    -----------     ------------
       Total Current Assets                           1,356,227       1,576,218
                                                    -----------     ------------

PROPERTY AND EQUIPMENT, NET                             720,731         967,217
                                                    -----------     ------------
OTHER ASSETS:
  Restricted cash                                       162,500            -
  Notes receivable, less current portion                123,626         113,204
  Intangible assets, net                                 44,153          50,101
  Deposits and other assets                              93,476          34,439
                                                    -----------     ------------
                                                        423,755         197,744
                                                    -----------     ------------

                                                    $ 2,500,713     $ 2,741,179
                                                    ===========     ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Long term debt, current portion                   $    51,156     $    45,387
  Accounts payable and accrued expenses                 258,588         191,526
  Accrued payroll and payroll taxes                      27,495          41,831
  Sales tax payable                                       5,596           7,638
  Deferred franchise fees                                90,000          75,000
                                                    -----------     ------------
       Total Current Liabilities                        432,835         361,382
                                                    -----------     ------------

LONG TERM LIABILITIES:
  Long term debt, less current portion                   15,449          54,635
  Deferred rent                                          43,033          63,123
                                                    -----------     ------------
                                                         58,482         117,758
                                                    -----------     ------------
COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock $.001 par value; 2,500,000
    shares authorized; none issued                        -                -
  Common stock, Class A, $.001 par value;
    15,000,000 shares authorized; 2,065,000
    shares issued and outstanding                         2,065           1,265
  Common stock, Class B, $.001 par value;
    800,000 shares authorized; 800,000
    shares issued and outstanding                           800             800
  Capital in excess of par value                      7,096,358       5,442,847
  Accumulated deficit                                (5,089,827)     (3,182,873)
                                                    -----------     ------------
       Total Stockholders' Equity                     2,009,396       2,262,039
                                                    -----------     ------------

                                                    $ 2,500,713     $ 2,741,179
                                                    ===========     ============


          See accompanying notes to consolidated financial statements.

               LINDA'S DIVERSIFIED HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Nine Months Ended                   Three Months Ended
                                                             September 30,                        September 30,
                                            ------------------------------------    ------------------------------------------------
                                                  1996                  1995                 1996                      1995
                                            ------------------   ---------------    -------------------         --------------------


REVENUES:
  Restaurant sales, net                     $     886,308        $     1,896,244         $   275,271                 $     644,217
  Franchise royalties                              21,411               -                      6,953                          -
  Franchise fee income                             40,000                 25,000              15,000                          -
  Contractor lead fees                             17,250               -                      2,750                          -
  Contract fee income                              13,841               -                     11,685                          -
  Loan origination fees                             7,500               -                        -                            -
                                            -----------------    ---------------    -------------------         --------------------
                                                  986,310              1,921,244             311,659                      644,217
                                            -----------------    ---------------    -------------------         --------------------


COSTS AND EXPENSES:
  Restaurant Operations:
    Food and paper costs                           364,554               839,935             114,001                      294,210
    Restaurant labor and related expenses          307,155               718,123              80,158                      272,066
    Operating expenses                              67,293               127,562              16,106                       45,724
    Occupancy expenses                             185,560               332,359              40,097                      125,586
    Depreciation and amortization                   98,439               114,007              31,749                       43,977
    Preopening costs                                  -                   69,261                 -                            -
  Loan Operations:
    Payroll and related expenses                   344,748                 -                 129,202                          -
    Media and advertising costs                    338,512                 -                  81,906                          -
    Operating expenses                             219,209                 -                  74,618                          -
  Corporate and Franchising:
    General and administrative                     743,773             1,255,511             231,077                      371,307
    Restructuring charge                           266,987                95,000                 -                         95,000

                                           ------------------   ----------------    -------------------         --------------------
                                                 2,936,230             3,551,758             798,914                    1,247,870
                                           ------------------   ----------------    -------------------         --------------------
LOSS FROM OPERATIONS                            (1,949,920)           (1,630,514)           (487,255)                    (603,653)

OTHER INCOME (EXPENSE):
  Interest and other income                         54,350               104,457              19,043                       26,757
  Interest expense                                 (11,384)              (20,102)             (3,277)                      (6,792)
                                           ------------------   ----------------    -------------------         --------------------
                                                    42,966                84,355              15,766                       19,965
                                           ------------------   ----------------    -------------------         --------------------


NET LOSS                                      $ (1,906,954)         $ (1,546,159)      $    (471,489)               $    (583,688)
                                           ==================   ================    ===================         ====================



NET LOSS PER SHARE                            $      (0.92)         $      (0.96)      $       (0.20)               $       (0.36)
                                           ==================   ================    ===================         ====================


WEIGHTED AVERAGE NUMBER OF
            SHARES OUTSTANDING                   2,076,333             1,615,000           2,415,000                    1,615,000
                                           ==================   ================    ===================         ====================

          See accompanying notes to consolidated financial statements.

               LINDA'S DIVERSIFIED HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                           --------------------------------
                                                                                 1996            1995
                                                                           ---------------  ---------------


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                $(1,906,954)   $(1,546,159)
     Adjustments to reconcile net loss to net cash
       flows from operating activities:
          Depreciation and amortization                                           98,439        114,007
          Restructuring charge                                                   266,987         95,000
          Changes in operating assets and liabilities:
             Inventories                                                           9,358           (846)
             Prepaid expenses and other current assets                          (170,492)        17,335
             Restricted cash                                                    (162,500)          --
             Deposits and other assets                                           (53,089)        (7,616)
             Accounts payable and accrued expenses                                67,062          9,678
             Accrued payroll and payroll taxes                                   (14,336)        (3,827)
             Sales tax payable                                                    (2,042)         3,199
             Deferred franchise fees                                              15,000           --
             Deferred rent                                                       (20,090)        17,323
                                                                             -----------    -----------
                      Net cash flows used in operating activities             (1,872,657)    (1,301,906)
                                                                             -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from redemption of cash investments                                721,000      2,357,295
     Acquisition of cash investments                                                --       (2,151,228)
     Funds advanced under notes receivable                                      (240,525)          --
     Funds advanced under retail loans receivable                               (506,459)          --
     Proceeds from notes receivable                                              383,277           --
     Proceeds from sale of retail loans receivable                               471,110           --
     Acquisition of property and equipment                                      (118,940)      (740,470)
                                                                             -----------    -----------
                      Net cash flows from investing activities                   709,463       (534,403)
                                                                             -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES -
     Proceeds from sale of common stock, net of expenses                       1,654,311           --
     Payments of long-term debt                                                  (33,417)       (32,219)
                                                                             -----------    -----------
                      Net cash flows from (used in) financing activities       1,620,894        (32,219)
                                                                             -----------    -----------


NET CHANGE IN CASH AND EQUIVALENTS                                               457,700     (1,868,528)

CASH AND EQUIVALENTS, Beginning of period                                        558,013      2,126,646
                                                                             -----------    -----------

CASH AND EQUIVALENTS, End of period                                          $ 1,015,713    $   258,118
                                                                             ===========    ===========


SUPPLEMENTAL INFORMATION:
     Interest paid                                                           $    11,384    $    20,103
                                                                             ===========    ===========

Noncash financing activity:
     Discounted note payable issued as part of restaurant acquisition cost   $      --      $    52,144
                                                                             ===========    ===========
     Equipment obtained under capitalized leases payable                     $      --      $    46,037
                                                                             ===========    ===========

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

(2) In August 1996, the Company effected a name change for its restaurant operating entities from Linda's Flame Roasted Chicken to Linda's Rotisserie & Kitchen to better reflect the Company's newly introduced expanded menu offerings, including turkey meat loaf and roast beef meals.


     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Principles of Consolidation - The consolidated financial statements include
     ---------------------------
     the accounts of Linda's Diversified Holdings, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

     Franchise  Related Income and Deferred  Franchise Fees - In connection with
     ------------------------------------------------------
     its franchising operations, the Company receives initial franchise fees, royalties and advertising fees from its franchisees. Initial fees are recognized when the franchisee commences operations. Royalties and advertising fees, as defined in the underlying franchise agreements, are recognized in the period that the related franchise store revenue is generated.

     In March 1996, the Company signed a multi-unit franchise development agreement under which the franchisee will open up to 18 Linda's Rotisserie & Kitchen restaurants, the first of which opened in Flemington, New Jersey on September 28, 1996. Under this agreement, the Company receives initial franchise fees with respect to each individual store, and recognizes such income as each such store commences operations.

     Cash  Equivalents - The Company  considers  highly liquid debt  instruments
     -----------------
     with maturities of three months or less to be cash equivalents.

     Property and  Equipment - Property and  equipment  are stated at cost.  The
     -----------------------
     Company provides for depreciation under the straight-line method based upon the estimated useful life of five to twelve years for equipment. Leasehold improvements are amortized over the life of the lease.

     Restricted  Cash - In connection with  regulatory  banking  requirements in
     ----------------
     certain states, National Home Guaranty is required to post mortgage surety bonds which are collateralized by irrevocable letters of credit. The collateralization underlying these bonds is shown as restricted cash in the September 30, 1996 financial statements.

               LINDA'S DIVERSIFIED HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to consolidated financial statements
                                   (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

OVERVIEW
--------

The Company is a holding corporation consisting of restaurant operations, restaurant franchising, and home-equity loan operations. The restaurant entities, operating under the name Linda's Rotisserie & Kitchen (formerly Linda's Flame Roasted Chicken), consist of five restaurants, two of which are Company-owned and operated, and three of which are franchised. Additionally, the Company has sold an additional four franchises, three in New Jersey and one in New York, two of which are expected to open later in 1996. The loan operations are conducted through National Home Guaranty ("NHG"), a wholly-owned subsidiary which commenced operations in April 1996, providing both conventional and federally-guaranteed financing for homeowners and lead-generation services for contractors with respect to home-improvement services in the low-to-moderate income housing markets. In April 1996, NHG was approved by the US Department of Housing and Urban Development to originate federally-guaranteed Title I loans. NHG is currently a licensed lender in seven states including New Jersey, Massachusetts, Rhode Island, Delaware, Maryland, New Hampshire and Connecticut, and also operates in Pennsylvania and New York which do not require a special license.

RESTAURANT OPERATIONS
---------------------

Gross restaurant sales for the nine months ended September 30, 1996 decreased $1,194,000 (56%) as compared to the same period in 1995. Comparable store gross sales (for locations opened at least one year) decreased $127,000 (17%). The total sales decreases were due to the Company having five Company-owned locations through the third quarter of 1995 compared with three and two such locations through the second and third quarters of 1996, respectively. The Company closed a restaurant in October 1995, franchised a second restaurant in December 1995, and closed a third restaurant in June 1996. The Company closed these stores to reduce its losses and preserve its working capital. The same store sales decreases were due to the Company's prior year Buy 1 Get 1 Free chicken meal promotion which ran for six weeks in August and September of 1995 which temporarily increased volume at all of the Company's locations in the prior year. Additional decreases in sales were due to the increased saturation of, and intense competition from, similar restaurant concepts throughout New Jersey.

Gross restaurant sales for the three months ended September 30, 1996 decreased $496,000 (63%) as compared to the same quarter of 1995. Comparable store gross sales decreased $53,000 (19%).

Food and paper costs collectively decreased, for the nine months ended September 30, 1996 compared to the same period in 1995 to $365,000 (39% of gross sales) from $840,000 (40% of gross sales), respectively. These costs increased, however, for the three months ended September 30, 1996 and 1995 to $114,000 (39% of gross sales) from $294,000 (37% of gross sales), respectively, due essentially to higher poultry costs which were at a ten-year high.

Year to date food cost percentage decreases were attributable to several factors including, the increased sales from Company's new oversized gourmet sandwiches which have lower food costs than other meal items, and the re-engineering of the Company's menu. The Company has also introduced new items including roast beef and turkey meat loaf meals, which the Company expects to help lower food costs further.

               LINDA'S DIVERSIFIED HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to consolidated financial statements
                                   (Unaudited)

Year to date paper cost decreases were attributable to the Company's phase-out of some of its higher-priced branded paper products. The Company has retained certain high exposure branded components such as take-out container lids and carry-out bags since these items carry high visibility within the take-out segment of the business. The non-branded paper products retain the same quality level as the branded products.

Restaurant labor and related expenses decreased to $80,000 (28% of gross sales) for the quarter ended September 30, 1996 as compared to $272,000 (35% of gross sales) for the third quarter of 1995. This decrease is due to the closing, in June 1996, of the Company's Livingston, New Jersey location which had its highest labor costs, as well as the Company's continued focus on correlating hourly labor to projected sales. Restaurant labor for the nine months ended September 30, 1996 decreased from the same period of 1995 to $307,000 (33% of gross sales from $718,000 (34% of gross sales). This smaller decrease as compared to the decrease in the current quarter was impacted by the first quarter of 1996 in which the Northeast experienced extreme winter conditions during which the restaurants had to be staffed for potential rather than actual sales, such sales having been negatively impacted due to several snow storms.

Operating expenses, including such items as local promotion, repairs and maintenance and store supplies, amounted to $16,000 (6% of gross sales) for the third quarter of 1996 compared to $46,000 (6% of gross sales) for the third quarter of 1995. Similarly, operating expenses for the nine months ended September 30, 1996 and 1995 were $67,000 (7% of gross sales) and $128,000 (6% of gross sales), respectively.

Occupancy costs, including such fixed and recurring items as rent, common area maintenance charges and utilities, amounted to $40,000 (14% of gross sales) and $126,000 (16% of gross sales) for the quarters ended September 30, 1996 and 1995, respectively. This percentage decrease is due primarily to the closing of the Company's store in Livingston, NJ which had high occupancy costs relative to its sales. Year to date occupancy costs were $186,000 (20% of gross sales) and $332,000 (16% of gross sales) for the nine months ended September 30, 1996 and 1995, respectively. This increase as a percentage of sales results from the fixed nature of such expenses which will increase as a percentage of sales as sales decrease.

Depreciation and amortization decreased to $98,000 (11% of gross sales) for the nine months ended September 30, 1996 from $114,000 (5% of gross sales) for the same period in 1995. This decrease is attributable to the fact that the Company had equipment and leasehold improvements at two additional locations in 1995, one store of which was closed, and one of which was franchised. For the quarter ended September 30, 1996, these expenses decreased to $32,000 (11% of gross sales) from $44,000 (6% of gross sales) for the same quarter of 1995.

Preopening costs for 1995 of $69,000 represented expenses related to the grand opening of the Company's restaurants in Livingston and Summit, New Jersey in January 1995 and June 1995, respectively, including various training, payroll, promotion and start-up costs. No preopening expenses were incurred by the Company during 1996.

RESTAURANT FRANCHISING

The Company's franchising operations are administered through its subsidiary, Linda's Chicken International. As of September 30, 1996, three franchises were opened. The first in Colonia, New Jersey, began operations in December 1995. The second, a free-standing prototype in Westwood, New Jersey, opened in April 1996. The third location opened in Flemington, New Jersey on September 28, 1996. Franchise royalty income, amounted to $21,000 for the nine months ended September 30, 1996. There was no such revenue in the comparable period of 1995.

               LINDA'S DIVERSIFIED HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to consolidated financial statements
                                   (Unaudited)


The Company maintains an advertising fund to be used for regional advertising expenditures which benefit all locations. Franchisees are required to contribute a percentage of their net sales to this fund. The Company also contributes to the fund promotional rebates received from suppliers. As of September 30, 1996, this fund had excess revenue over expenditures for the first nine months of 1996 approximating $12,000.

Expenses related to the franchising operation, consisting of such items as franchise support personnel, legal fees and advertising, are included in general and administrative expenses in the Company's financial statements, and amounted to $143,000 and $175,000 for the nine months ended September 30, 1996 and 1995, respectively.


LOAN OPERATIONS
---------------

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

NHG first began receiving revenue in May 1996 which resulted from the Company's test marketing efforts. Gross revenue for the period ended September 30, 1996 totalled $39,000 including $17,000 in contractor lead fees, $14,000 in completed contract fee income, and $8,000 in loan origination fees. The Company recognizes income from lead fees at the time the lead is provided to the contractor, and contract fee income when the related contract is completed.

NHG experienced charges of $286,000 during the third quarter of 1996, and $902,000 from commencement of operations through September 30, 1996, as described below, relating to the test marketing and other start-up costs associated with the commencement of its operations.

Payroll and related expenses, consisting of management, customer service representatives, credit analysts and processors, totalling $345,000 (38% of total expenses) for commencement of operations through September 30, 1996. While management labor is a fixed expense, NHG has the ability to correlate the amount of its other operations personnel to the loan request volume it receives. All customer service representatives are paid hourly, and some are part-time employees.

Media and advertising costs, consisting of media time bought on television and radio, as well as the production and distribution of direct mail advertising, and the production of both the television and radio commercials, totalled $339,000 (38% of total expenses) for the period ended September 30, 1996. Due to initially disappointing results from its test advertising campaign, NHG worked with media consultants on redesigning and refocusing its commercials to better attract its target markets. These new commercials continue to be tested in NHG's core markets. The Company expects media costs to be the single largest expense item in future operations and to have a significant impact on the generation of future revenues.

               LINDA'S DIVERSIFIED HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to consolidated financial statements
                                   (Unaudited)


Operating expenses, consisting of expenses necessary to operate the Company's main office in New Jersey and its branch office in Massachusetts, as well as legal and consulting fees and expenses related to obtaining licenses and permits, totalling $219,000 (24% of total expenses) for the period ended September 30, 1996. Typically, most of these expenses are of a fixed and recurring nature and will decrease as a percentage of revenue as revenue increases.


CORPORATE
---------

General and administrative expenses decreased to $744,000 for the first nine months of 1996 from $1,256,000 in the comparable period of 1995. This is as a result of continued reductions in overhead as a result of the elimination of several corporate positions. Similarly, general and administrative expenses decreased to $231,000 for the quarter ended September 30, 1996 from $371,000 in the same quarter of 1995. While the Company anticipates that cost containment will continue to take place in this expense category, general and administrative expenses will continue to represent a large percentage of revenues until the Company's subsidiaries can develop gross revenue volume sufficient to absorb these costs.

The restructuring charge of $267,000 represents the costs associated with the Company's closing of its restaurant in Livingston, NJ on June 29, 1996.

Interest income decreased to $54,000 from $104,000 for the nine months ended September 30, 1996 and 1995, respectively, and decreased to $19,000 from $27,000 for the quarters ended September 30, 1996 and 1995, respectively. Investment earnings are principally from the Company's investments in short-term United States government-backed obligations. This source of income has decreased as the Company has expended funds which were invested in 1995 on the expansion of its operations.


Liquidity and Capital Resources
-------------------------------

Current assets at September 30, 1996 were $1,356,000 compared to $1,576,000 at December 31, 1995 and current liabilities were $433,000 at June 30, 1996 compared to $361,000 at December 31, 1995. The Company's restaurants sell to consumers in what are substantially all cash transactions. Any credit and debit card business transacted is electronically credited to the Company's accounts within 48 hours. The Company's debt at September 30, 1996, consisted of obligations owed under capitalized leases for point-of-sale terminals at each of the restaurants totalling $44,000. Additionally, the Company issued a note payable, with a remaining balance of $23,000 at September 30, 1996, in conjunction with its acquisition of the restaurant in Summit, NJ. The Company currently has no bank borrowings.

The Company requires capital principally to expand the operations of NHG and to develop new franchisees for its existing restaurant franchising program. The capital required for a new restaurant site which is to be franchised is the responsibility of a potential franchisee who is required to provide the funds necessary to build-out a site. The Company is aggressively pursuing franchisees to provide for future expansion of the Company's restaurant business and the increasing of market share, and due to limited cash resources, does not currently intend to open additional company-owned restaurants. In addition to allowing for expansion with minimal Company capital, franchising also provides a weekly flow of income into the Company via management royalties, as well as allowing for the offsetting of regional advertising expenses, through required franchisee contributions to a regional advertising fund. Funds for NHG will be used primarily to continue to refocus its commercials and buy media time, as well as further expand its operations into other metropolitan areas.

               LINDA'S DIVERSIFIED HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to consolidated financial statements
                                   (Unaudited)


The Company's franchising operation currently has seven franchisees, three of which have stores which are currently open, and two of which are expected to open later in 1996. Because of the increased emphasis on the Company's franchising program, the Company expects that its future results will be more significantly affected by the success or failure of its franchising program. Additionally, the Company expects that future results will be significantly affected by the success or failure of NHG.

The Company had provided temporary construction financing to a franchisee for the construction of the free-standing restaurant in Westwood, NJ under a promissory note dated August 29, 1995, and advanced to this franchisee approximately $375,000. This loan was repaid in full in September 1996.

Through the test period ended September 30, 1996, NHG had closed loans totalling $506,000, of which $471,000 had been sold to a third-party lender. Thus, retail loans receivable amounted to $35,000 at September 30, 1996. The Company sold all such retail loans in October 1996.

The Company anticipates that the current trend of losses will continue through, at least, the first quarter of 1997. NHG, whose business is based upon the home improvement industry, is expected to experience a decrease in potential revenues during the winter months due to a significant slowdown in home improvement requests and contractor ability to complete projects during adverse winter weather in the Northeast, the primary area where NHG currently lends. In order to offset the seasonal decreases expected in its business in the future, the Company has applied to become a licensed lender in Florida. The Company is also initiating lending activities in other southeastern states to improve its ability to generate loan volume during the winter. License application processes are lengthy, however, and there is no assurance as to when the Company will actually obtain the requisite licenses in Florida or any other state. In order to improve its liquidity and provide additional working capital during the start-up phase of NHG's business, the Company requires, and is actively seeking additional financing through a private placement of debt or equity. Based on initial contacts, the Company believes that such financing can be secured. However, there can be no assurance of success. The Company believes that additional funding will be required for it to meet its cash requirements for the next twelve months.


Forward-Looking Information May Prove Inaccurate
------------------------------------------------

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

               LINDA'S DIVERSIFIED HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to consolidated financial statements
                                   (Unaudited)

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

           None.

Item 2.  Changes in Securities

           None.

Item 3.  Defaults upon Senior Securities

           None.

Item 4.  Submission of Matters to a Vote of Security Holders

           None.

Item 5.  Other Information

           None.

Item 6.  Exhibits and Reports on Form 8-K

          a) Exhibits: Exhibit 27 (Financial Data Schedule for Third Quarter of 1996)

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


                                    Linda's Diversified Holdings, Inc.
                                        (Registrant)



November 13, 1996                   /s/ Peter Weissbrod
                                    --------------------------------------------
                                    Peter Weissbrod, President
                                    (Principal Executive Officer)



November 13, 1996                   /s/ Gregory Finkelstein
                                    --------------------------------------------
                                    Gregory Finkelstein, Treasurer
                                    (Principal Financial and Accounting Officer)