Form 10KSB
period 1996-12-31
LINDAS DIVERSIFIED HOLDINGS INC
filed 1997-04-15
CIK 920210

--------------------------------------------------------------------------------

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                   For the fiscal year ended December 31, 1996

                         Commission File Number 33-76422

                        LINDA'S DIVERSIFIED HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

      Delaware                                                   22-3280395
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

11 Commerce Drive, Cranford, New Jersey                            07016
(Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (908) 276-2080

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:


                               Title of Each Class
                      Class A Common Stock, $.001 par value
                           Redeemable Class A Warrants
                           Redeemable Class B Warrants
                           Redeemable Class C Warrants

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The registrant's revenues for its most recent fiscal year were $1,300,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of the registrant's Common Stock on March 5, 1997, is $5,018,625.

As of March 7, 1997, the registrant had 2,065,000 shares of Class A Common Stock, $.001 par value per share, and 800,000 shares of Class B Common Stock, $.001 par value per share, outstanding.

Transitional Small Business Disclosure Format
Yes         No  X
               ---
--------------------------------------------------------------------------------

                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------

     Linda's Diversified Holdings Inc. (formerly Linda's Flame Roasted Chicken Incorporated) (the "Company") is a holding company consisting of restaurant operations, restaurant franchising and home-equity loan operations. The loan operations are conducted through National Home Guaranty Inc. ("NHG"), a wholly-owned subsidiary of the Company which commenced operations in April 1996, providing both conventional and federally-guaranteed financing to homeowners and lead-generation services for contractors with respect to home improvement services in the low-to-moderate income housing markets. The Company's restaurant business, operating under the name, Linda's Rotisserie & Kitchen, consists of two company-owned and five (four at December 31, 1996) franchised quick-service restaurants. The company expects that its future results of operations will be predominantly affected by the success or failure of NHG.


     The Company was formed as a Delaware corporation in February 1994 to acquire all of the outstanding capital stock of four New Jersey corporations, formed at various times in 1991 and 1992 (collectively, the "Subsidiaries"). In March 1994, all of the outstanding stock of the Subsidiaries was exchanged for 800,000 shares of newly-issued Class B Common Stock of the Company (the "Reorganization") and, as a result, the Subsidiaries became wholly-owned by the Company. The 800,000 shares are owned by the same individuals and in the same proportions as the stock of the Subsidiaries owned by them immediately prior to the Reorganization.

     During the years ended December 31, 1994, 1995 and 1996, the Company incurred net losses of approximately $(1,203,000), $(2,070,000) and $(3,117,000), respectively. The Company had an accumulated deficit of approximately $(6,300,000) at December 31, 1996. In view of the Company's continuing losses, the Company is limiting its expansion entirely to diversifying its business through NHG. However, this strategy may not be successful and such losses may continue. Moreover, even if the Company's strategy of diversification through NHG is successful, offsetting losses from the Company's corporate overhead could materially and adversely affect the ability of stockholders of the Company to realize any benefit from such success. There can be no assurance that the Company will ever achieve profitable operations. The Company's prospects must be considered in light of the risks and difficulties frequently encountered in the highly competitive loan and restaurant businesses.


The Loan Business

     NHG, a New Jersey corporation, provides low-to-moderate income homeowners with a single source for federally guaranteed and conventional home improvement credit and qualified contractors to do the home improvement. NHG also provides second mortgage loans for other purposes. Low-to-moderate income homeowners have traditionally encountered difficulties obtaining affordable financing and securing the services of qualified contractors for home improvements.

     Since   commencing   business  in  April  1996,  NHG  has  originated  home
improvement   loans,   and  purchased  home   improvement  loan  contracts  from
contractors, of between $6,300 and $40,000, totalling approximately $822,000. Most of these loans have been conventional loans and substantially all of them have been sold on a service-released nonrecourse basis to third party lenders without NHG having any continuing obligations to service the loans. NHG intends to continue to originate, purchase and sell home improvement loans and loan contracts and second mortgage loans for other purposes on this basis but NHG may decide to retain and/or continue to service its loans.

     NHG has derived revenue from administrative fees paid by participating contractors representing a percentage of each completed contract and by selling loans at a premium to third-party buyers. NHG has also derived revenue by charging loan origination fees to borrowers.

     NHG's federally guaranteed loan program is governed by the U.S. Department of Housing and Urban Development ("HUD") pursuant to its Title I Property Improvement Program ("Title I") which makes federally guaranteed home improvement loans available to low-to-moderate income homeowners ("Title I Loans") in the amount of up to $25,000 for single-family homes and up to $60,000 for multi-family homes.

            Other features of NHG's loan programs include:

         o For Title I Loans, there is 90% insurance against loss due to homeowner default; for conventional loans, NHG is not insured but is usually secured as a second or third mortgagee.
         o Title I Loans may be unsecured up to $7,500; NHG's conventional loans are secured by a second or third mortgage except under the unsecured loan program which has a maximum loan amount of $12,500 and minimum credit rating of the borrower of A-.

         o Title I Loans have fixed interest rates with repayment terms of up to 20 years; NHG's conventional loans have fixed-interest rates with terms of up to 25 years.

         o For Title I Loans of up to $25,000, the homeowner is not required to have any equity in the home; some of NHG's conventional loan programs require equity in the home and appraisals of the property.

         o Up to 100% of the renovations can be financed under both the Title I Loans and NHG's conventional loans.

         o Under Title I Loans, the percentage of the homeowner's total fixed housing expenses to gross income can be as high as 45%; for NHG's conventional loans, this percentage ranges from 45% to 50%.

     NHG  has  enrolled  home  improvement  contractors  who  meet  its  quality standards as well as the requirements under Title I (a "Participating Contractor"). Title I requires that, on the basis of experience and information, NHG must determine that a Participating Contractor is reliable, financially responsible (with a minimum net worth), and qualified to satisfactorily perform its contractual obligations to homeowners and to comply with any requirements imposed by Title I regulations. NHG must supervise and monitor each Participating Contractor's activities with respect to Title I insured contracts. NHG mediates complaints from homeowners about Participating Contractors with respect to all of its loans. In addition, with respect to home improvement contracts which NHG purchases from Participating Contractors, NHG does not advance funds to a Participating Contractor for its work until the homeowner has signed a completion certificate, an acknowledgement that the work has been completed to the homeowner's satisfaction; however, with respect to loans which NHG originates directly with the homeowner, NHG may advance funds to the homeowner prior to completion of the home improvement. Furthermore, NHG requires all Participating Contractors to guaranty their work for a reasonable period of time and to indemnify NHG against any claims by a homeowner referred by NHG that relate to the quality of workmanship and/or materials used by the Participating Contractor.

     NHG markets the availability of its services to low and moderate income homeowners ("Prospects"). NHG pre-qualifies each responding Prospect for the home improvements he or she desires and can afford. NHG in turn refers each Prospect to a Participating Contractor that can provide the Prospect with the desired improvements. Participating Contractors agree to pay NHG, as part of such contractor's overhead expenses, a percentage of the final agreed upon total contract price for each contract entered into between the Participating Contractor and the Prospect whether the Prospect pays for the home improvements in cash (including by obtaining direct financing from other sources) or finances the work through NHG.

     If a Prospect finances home improvement work through NHG with an installment sale contract ("Contract"), NHG purchases the Contract from a Participating Contractor at a discount upon the completion of the job. If NHG makes a direct loan (a "Loan") to a Prospect, the Loan may be disbursed prior to completion of the work, and the Loan may be for other than home improvement purposes. However, prior to the purchase of a Contract or the release of any Loan funds, NHG sells the Contract or Loan to a third-party lender, a practice which NHG intends to, but may not, continue.

     Due to the referral relationship between NHG and Participating Contractors, the Loan or Contract is subject to all claims and defenses that the homeowner has against a Participating Contractor but in an amount not exceeding the amount paid by the homeowner under the Loan or Contract.

     NHG has hired various personnel with lending experience as well as sales and telemarketing consultants. NHG has nine full time employees engaged in the following: three in management, one in underwriting, two in document processing, one in investigations, one in data entry and one in administration. NHG also has several part time employees who are customer service representatives.

     NHG has developed an advertising and marketing program using a combination of television and direct mail. Additionally, NHG will open in 1997 information kiosks in area malls, designed to generate additional Prospects for its products and services. NHG directs its marketing activities towards a homeowner base characterized by (i) an average annual household income ranging from $25,000 to $75,000; (ii) first time homebuyers or elderly homeowners; (iii) female heads of household and (iv) homeowners living in older homes in stable communities with no immediate plans of moving. Many homeowners in its target group may have already been denied credit for insufficient income or other reasons.

     NHG is a licensed lender in seven states: Massachusetts, New Jersey, Delaware, Maryland, New Hampshire, Rhode Island and Connecticut. NHG also operates in Pennsylvania which does not require a license for NHG to conduct its current activities there of purchasing Contracts but not originating Loans. In addition, NHG operates in New York which does not require a license for NHG to purchase Contracts and originate home improvement Loans. However, in order for NHG to originate second mortgage Loans in New York for purposes other than home improvement and in Pennsylvania for home improvement and other purposes, NHG will have to be licensed in such states. A license application in New York is pending.

     The business of NHG is subject to compliance with federal laws and regulations relating to consumer lending, including compliance with the Equal Credit Opportunity Act, the Consumer Credit Protection Act, the Real Estate Settlement Procedures Act and other federal laws and regulations relating to consumer lending and mortgage activities. In addition, NHG is subject to various state laws applicable to licensed and unlicensed home improvement financing agencies, sales finance companies and second mortgage lenders as well as periodic examinations by HUD (for Title I Loans) and various state licensing agencies.

Financings for Loan Business

     The Company received net proceeds of approximately $1,654,000 from its private placement completed in May 1996 (the "Second Quarter Private Placement") and net proceeds of approximately $1,000,000 from the private placement of its Series A Convertible Preferred Stock completed in December 1996 (the "Fourth Quarter Private Placement). The Company may require additional financing within the next twelve months or thereafter and there can be no assurance that additional financing will be available on acceptable terms or at all.

     Second Quarter Private Placement

     To finance NHG, the Company completed in May 1996 the Second Quarter Private Placement of 40 units ("Units"), each unit consisting of 20,000 shares of the Company's Class A Common Stock and Class C Warrants to purchase Class A Common Stock, for an aggregate offering price of $2,000,000. The Class C Warrants were exercisable at $5.25 per warrant, subject to adjustment. D.H. Blair Investment Banking Corp. ("Blair") acted as Placement Agent. A portion of the net proceeds of the Second Quarter Private Placement was used to repay a $500,000 advance which had been made by the Company to NHG.

     The Placement Agent received (i) a placement fee equal to 10% of the gross proceeds from the offering, (ii) a non-accountable expense allowance equal to 3% of the gross proceeds from the offering and (iii) a Unit Purchase Option to purchase 14 Units at an exercise price of $50,000 per Unit. In addition, the Placement Agent received a right of first refusal for certain Company financings and indemnification for liabilities arising out of the Second Quarter Private Placement. The Placement Agent also received registration rights with respect to the securities underlying the Unit Purchase Options. The Company agreed, under certain circumstances, to pay the Placement Agent a fee of 5% upon the exercise of the Class C Warrants.

     Fourth Quarter Private Placement

     In December 1996, the Company sold in a private offering 120,000 shares of its Series A Convertible Preferred Stock, $.001 par value ("Series A Preferred"), for the aggregate purchase price of $1,200,000. Blair acted as Placement Agent and received a 10% placement fee from the gross proceeds of the Fourth Quarter Private Placement, a 3% expense allowance, a right of first refusal for certain Company financings and indemnification for liabilities arising out of the Fourth Quarter Private Placement. The Company received net proceeds of approximately $1,000,000 from the Fourth Quarter Private Placement, substantially all of which are expected to be used as working capital of NHG. As a result of the issuance of the Series A Preferred and the anti-dilution provisions of the Class A, B and C Warrants, the number of such warrants were increased and their exercise prices were reduced.

     The terms of the Series A Preferred were set forth in a Certificate of Designations which was filed with the Secretary of State of the State of Delaware immediately prior to the consummation of the Fourth Quarter Private Placement (the "Certificate of Designations"). A brief summary of certain provisions of the Certificate of Designations follows.

     Liquidation Preference. In the event of any liquidation or winding up of the Company, the holders of the Series A Preferred will be entitled to receive $10.00 per share plus any accrued dividends before any distribution to the holders of the Company's Class A Common Stock or Class B Common Stock (each "Class A Common Stock" and "Class B Common Stock," collectively, "Common Stock").

     Dividend. A dividend is payable on the Series A Preferred equal to $.70 per share per annum from the date of its issuance ("Original Issue Date") until the first anniversary of the Original Issue Date and, thereafter, at the rate of $1.00 per share per annum, payable quarterly in arrears, out of funds legally available therefor, on the 15th day of March, June, September and December of each year commencing March 15, 1997.

     Conversion. Following the expiration of six months after the Original Issue Date, each share of Series A Preferred will become convertible, at the option of the holder, into the number of shares of Class A Common Stock determined by dividing $10.00 by a divisor equal to $2.75, subject to antidilution adjustments as a result of, among other things, a subdivision or combination of the outstanding Common Stock, a payment by the Company of a stock dividend to holders of the Common Stock and issuances of Common Stock, under specified circumstances, for less than the then current market price of the Class A Common Stock, all as specified in the Certificate of Designations.

     Voting Rights. The holders of the Series A Preferred have no voting rights. However, so long as shares of Series A Preferred are outstanding, without the approval of at least a majority of the outstanding shares of Series A Preferred, the Company may not (a) adversely alter or change the rights, preferences, privileges or restrictions of shares of Series A Preferred, or (b) increase the authorized number of shares of Series A Preferred or increase or decrease the par value of the Series A Preferred. Furthermore, in the event the Company has failed to make any four quarterly dividend payments on the Series A Preferred, the majority in interest of the holders of the Series A Preferred will have the right to elect a majority of the members of the Company's Board of Directors until such dividends are paid in full.

     Redemption. The Series A Preferred is subject to redemption, in whole or in part, on any date specified by the Company (the "Redemption Date") after the fifth anniversary of the Original Issue Date at a price per share equal to $10.00 plus accrued but unpaid dividends, provided that, as of the Redemption Date, the market price of the Class A Common is at least 200% of the market price (as defined) of the Class A Common Stock at the Original Issue Date. If a dividend payment on the Series A Preferred is past due, the Company may redeem not less than all of the Series A Preferred outstanding.

Risks of NHG's Business

     NHG has incurred direct expenses of approximately $1,594,000 from commencement of operations in April 1996 through December 31, 1996 with negligible revenues. NHG is subject to all of the risks associated with start-up businesses including those associated with the highly competitive home finance business, which is dominated by large institutions. There can be no assurance that profitability will be achieved by NHG, or if achieved, that it will be sustained.

     NHG sells its Contracts and Loans to third party lenders prior to its purchase of such Contracts from a Participating Contractor upon completion of a job or its funding of Loans. Therefore, NHG's ability to originate Loans and buy Contracts on an ongoing basis is dependent upon its ability to sell the Loans and Contracts to such third-party lenders, primarily commercial banks, savings and loan associations and other large credit companies, on a timely basis and upon terms acceptable to NHG. While NHG has sold substantially all such Loans and Contracts written since inception of operations, there may not continue to be a sufficient market for NHG's Loans and Contracts and NHG may not be able to continue to sell the Loans and Contracts on a timely basis, on acceptable terms, or at all. NHG's inability to sell the Loans and Contracts could have a material adverse effect on the business and operations of NHG and the Company.

     A key component of the proposed business of NHG involves providing low-to-moderate income homeowners with access to qualified contractors who can perform the needed improvement work on acceptable terms. NHG currently has agreements with eight contractors and is continuing to seek to expand this network.

     NHG faces competition from home mortgage lenders that offer Title I and conventional home renovation loans. Many of these competitors have substantially greater financial, marketing and other resources than the Company. In addition, homeowners may finance renovations by obtaining home equity lines, home improvement loans and second mortgages through banks, savings institutions and mortgage companies.

     The success of NHG will depend, to a large extent, upon marketing efforts that have required and will continue to require substantial expenditures by the Company, primarily for the production and placement of television and direct mail. The Company may not have the necessary funds to sustain its marketing campaign. The Company's marketing activities relating to its restaurant operations have achieved limited success. Moreover, NHG targets a non-traditional homeowner market and, although NHG has retained the services of marketing consultants, the Company may not be able to gain acceptance in such market.

     The business of NHG is subject to compliance with federal laws and regulations relating to consumer lending, including compliance with the Equal Credit Opportunity Act, the Consumer Credit Protection Act, the Real Estate Settlement Procedures Act and other federal laws and regulations relating to consumer lending activities. HUD regulations also require that NHG maintain at least a $500,000 warehouse line of credit in order to originate Title I Loans. NHG has obtained a $3,000,000 line of credit although NHG may not be able to maintain such line of credit and is not certain that such line will be sufficient to meet its future needs. In addition, NHG is subject to various state laws applicable to licensed and unlicensed home improvement financing agencies, sales finance companies and second mortgage lenders as well as periodic examinations by HUD (for Title I Loans) and various state licensing agencies.

     Although NHG does not advance funds on a Contract to Participating Contractors until the homeowner has signed a completion certificate and has also verbally verified satisfaction to NHG, NHG may make advances on Loans without obtaining such completion certificate and verbal verification. In either event, NHG may be subject to subsequent claims by Prospects that a Participating
Contractor referred by NHG did not perform his work as agreed. Although NHG requires all Participating Contractors to guaranty their work for a reasonable period of time and to indemnify NHG against any claims raised by a Prospect referred by NHG that relate to the quality of workmanship and/or materials used by the Participating Contractor, a Participating Contractor may not honor, or NHG may not be able to enforce without undue expense, any guarantees or indemnifications.



The Restaurant Business

     The Company currently owns and operates, and is offering franchises to operate, quick-service restaurants that specialize in preparing and serving complete meals featuring marinated flame roasted rotisserie chicken, turkey, meatloaf, roast beef and a variety of side dishes. To date, the Company has opened five Company-owned restaurants, all in New Jersey, of which two have been closed and one has been sold as a franchise operation. In addition the Company has sold an additional seven franchises (six in New Jersey and one in New York) five of which have been opened.

     The Company has been exploring the possibility of selling its restaurant business or entering into a strategic alliance with respect to its restaurant business. There can be no assurance that these efforts will be successful.

     The Linda's Rotisserie & Kitchen restaurants serve homestyle meals while offering the convenience and value of fast food. Side dishes include hot items such as "smashed" potatoes, herbed stuffing, sweet potatoes, steamed vegetables, warm applesauce and creamed spinach, as well as cold items such as cold slaw, fat-free potato salad, Santa Fe pasta salad and cranberry relish. The Company's menu also offers oven-roasted turkey, turkey specials such as meatloaf, stew and chili, potpies, gourmet sandwiches, soups, salads, cornbread, desserts and beverages. While the Company's menu is standardized, certain items are rotated on a daily basis and seasonal specials are also available.

     The two Company-owned restaurants are located in West Caldwell and Summit, New Jersey. The Company-owned and franchised restaurants range in size from approximately 1,400 to 3,100 square feet. The decor of each restaurant incorporates pastel colors, light woods, and colorful pictures in order to provide a casual atmosphere appealing to a broad base of customers. The Company's restaurant design is intended to be sufficiently flexible to accommodate a variety of available sites as well as a high volume of customer traffic. In addition, the Company's open rotisserie ovens, with their roasting chickens, can be seen through each restaurant's glass front windows to attract walk-in traffic. The restaurants provide both eat-in and take-out services.

     Restaurant Design and Operations

     Layout and Design. The exterior of each Company-owned and franchised restaurant is dominated by over 25 feet of glass frontage, through which the restaurant's open-hearth brick rotisserie oven is in prominent view. The interior atmosphere of each restaurant is casual with decor and artifacts themed around chicken and seasonal promotions. Earth tone colors, light woods and colorful pictures give the restaurant a fresh, clean and casual atmosphere appealing to a broad base of customers. Each restaurant consists of a kitchen/preparation area and ordering counter and seating capability for between 24 and 60 customers. Included in the preparation area is the rotisserie oven with the capacity to cook up to 56 chickens at the same time. Each restaurant also has a convection cooking oven that is used to roast turkey and other products and can be used, if necessary, to roast additional chickens. The Company's restaurant design is flexible and can be adapted to local architectural styles and existing buildings. However, to ensure compliance with Company specifications and standards, restaurant and complete kitchen design and plans for franchised restaurants are required to be approved by the Company. The Westwood franchise is the Company's first free-standing restaurant and is based on a prototype that the Company plans to use as a standard design at other new locations.

     Food Preparation and Service. The Company's menu, while standardized and focused principally on flame roasted chicken and turkey, offers a variety of items and includes main and side dishes that may vary from day-to-day. Customers are served cafeteria-style and pay when their orders are completely filled. Hot and cold side dishes are prominently displayed so that the customer may see the product, sample it upon request and watch as a meal is served. Take-out food is served in reusable packages, some of which utilize the Company's registered service mark and logo and servers behind the counters wear uniforms featuring the Company's logo. The Company provides generous portions at prices it believes are competitive with its quick-service restaurant competitors and well below prices of comparable menu items in traditional restaurants.

     Operations and Management. The Company's restaurants are operated seven days a week generally from 11:00 a.m. to 9:00 p.m. under uniform standards set forth in the Company's confidential operating and recipe manuals, that include specifications relating to food quality, procurement and preparation (including exact recipes for all food products and marinades), restaurant design and decor, hiring and training of employees, cash control systems, sanitation and day-to-day operations. The Company requires franchisees to maintain the same uniform standards as Company-owned restaurants.

     Each existing restaurant employs between 6 and 15 people daily, generally on a staggered basis designed to match employee work hours with customer traffic. Restaurant personnel consist of a restaurant manager, an assistant restaurant manager, one to three full-time kitchen personnel and eight to twelve part-time employees that serve as counter personnel. For each restaurant position, there is a complete job description and policy, training and procedures that are articulated in the Company's operations manual. Restaurant managers are responsible for day-to-day operations, including food purchasing, preparation and quality, inventory control, customer relations, restaurant maintenance, cost control, selecting and training new employees and personnel relations. The Company uses employee incentives to help promote friendly and efficient service.

     Each restaurant is equipped with a computer cash register system that is linked by modem to a central computer system at the Company's headquarters so that management can monitor restaurant operations at any time of the day. These registers permit the register operator to enter the menu items selected, but not its price, which is automatically entered and totalled by the register. The Company monitors sales at all locations each day and is able to obtain general sales, inventory, labor cost and customer account data using information provided by the cash registers. The Company handles financial, accounting and management controls for its restaurants through the use of centralized accounting systems and budgets. The Company has procedures to protect against the internal mishandling of cash, including computerized cash registers, and, in order to further minimize losses due to theft, the manager or assistant manager of each restaurant is required to deposit cash receipts at a bank or drop box at least once per day.

     A complete inventory of spare parts is maintained at each restaurant for the roasting ovens. The Company believes that such spare parts are, and will continue to be, readily available from several different suppliers. In the event, however, that spare parts are not available, the Company's restaurants could be materially adversely affected. To date, however, malfunctions of the Company's roasting ovens have not had a material adverse effect on restaurant sales. The Company believes that its equipment is state of the art.

     Franchising

     The Company believes that franchised restaurants will have a greater potential for profitability than Company-owned restaurants because it expects that franchisees will be more directly and closely involved in the day-to-day operations of their restaurants than managers of Company-owned stores. There can, however, be no assurances as to when, if ever, the Company's current franchisees that have yet to open their restaurants will do so, that the Company will attempt to or be able to sell any additional franchises or that the franchises will be successful and pay royalties to the Company.

     As of December 31, 1996, the Company's franchised restaurants were located in the following New Jersey locations: Colonia, Westwood, Oakland and Flemington. Another franchised restaurant opened in South Orange, New Jersey in March 1997 and two additional restaurants, in Dutchess County, New York, and Belleville, New Jersey, are expected to open later in 1997. The restaurants in Flemington and Dutchess County are part of a single area development agreement, entered into in March 1996, pursuant to which up to 18 franchised restaurants may be developed by specified dates at selected shopping centers throughout the country. In March, 1997, the Company entered into a master license agreement for development of a minimum of 20 restaurants in the Philippines by specified dates within a ten year period. The Company received $120,000 upon signing of the master license agreement and will receive a fee for each restaurant which is opened and royalties on each restaurant's net sales.

     The Company's single franchises are governed by a form of franchise agreement developed for the Company which provides for, among other things, payment by the franchisee of an initial franchise fee and a royalty fee based on a percentage of the net sales of the restaurant. The Company's standard initial franchise fee is $25,000. In addition, a franchisee must pay a percentage of net sales to the Company's advertising fund and spend an additional percentage of net sales for local advertising. Each franchise agreement specifies a territory within which the Company will not establish and operate, or grant other parties the right to establish and operate, a Linda's Rotisserie & Kitchen restaurant for a specified period of time. Each franchisee will be required to operate its Linda's Rotisserie & Kitchen restaurant in accordance with the franchise agreement and with the methods, standards and specifications set forth in the Company's confidential operating manual.

     The Company spent approximately $201,000 on its franchising program during its fiscal year ending December 31, 1996.

     Service Marks

     The Company owns its word mark "Linda's Flame Roasted Chicken" and a logo which includes its word mark and a stylized chicken. The Company has a federal registration for its logo mark. The Company considers its service marks and trademarks to be important to its business and intends to actively protect them. The Company plans to license the use of the federally registered logo mark to franchisees in its franchising program.

     Suppliers

     The Company negotiates directly with local suppliers for all food ingredients, beverage and poultry products utilized by its restaurants in order to ensure uniform quality and adequate supply and to obtain competitive prices. The Company has negotiated with poultry suppliers to provide pre-marinated chicken to each store. The Company believes that alternative sources for poultry, groceries and produce are available from other suppliers if its current suppliers are not able to provide adequate quantities of products or services at competitive prices.

     To date, the Company has not been materially adversely affected by changes in the cost of chicken, shortages or interruptions in supplies of chicken, fresh produce or other supplies or delays or stoppages in deliveries of supplies.


Risks of Restaurant Business

     The restaurant industry, and particularly the quick-service segment, is intensely competitive with respect to price, service, restaurant location and food quality. There are numerous well-established competitors possessing substantially greater financial and other resources than the Company and substantially longer operating histories. The Company believes that it competes with other takeout food service companies, fast-food restaurants, casual full-service dine-in restaurants, delicatessens, cafeteria-style buffets and prepared food stores as well as supermarkets and convenience stores. Competitors also include national, regional and local pizza restaurants, chinese food restaurants and other providers of carry-out food. Other direct competitors include independent rotisserie chicken establishments operating in New Jersey, and supermarkets who feature prepared foods to-go and rotisserie chicken. Many of the Company's competitors have achieved significant national, regional and local brand name and product recognition and engage in extensive advertising and promotional programs, both generally and in response to efforts by additional competitors to enter new markets or introduce new products. The Company believes that its restaurants compete favorably in terms of taste, food quality, convenience, customer service and value, which the Company believes are the most important factors to its target customers. In addition to other restaurant companies, the Company also competes with numerous other retail food businesses for suitable locations for its restaurants and with other franchisors for qualified franchisees.

     In addition, competition in the food service business is often affected by other factors, over which the Company has no control and which could have a material adverse effect on its business including changes in consumer preferences, national, regional and local economic conditions, demographic trends, traffic patterns, labor costs and the availability of supplies.

     While the Company is currently offering franchises, only five franchised restaurants have opened. Although the Company provided interim construction financing to its first franchisee, the Company does not have the resources to offer significant financing assistance to franchisees and, as a result, may be at a competitive disadvantage relative to other franchisors. Compliance with Federal and state franchise sales laws and state franchise relationship laws is costly and time consuming. The Company's franchisees may not be successful and franchisees may not operate Linda's Rotisserie & Kitchen restaurants in a manner consistent with the Company's methods, standards and specifications.

     Increases in the cost of chicken and fresh produce could have a direct and immediate effect on the Company's results of operations. A substantial portion of the Company's revenues and food costs are derived from the sale and purchase of chicken. The cost of fresh chicken fluctuates from time to time depending on a variety of factors beyond the control of the Company, such as weather conditions and seasonal demand. Dependence on frequent deliveries of chicken and fresh produce also subjects food service businesses to the risk that shortages or interruptions in supply, caused by adverse weather or other conditions, could adversely affect the availability, quality, and cost of ingredients. Furthermore, any delays or stoppages in such deliveries could subject the Company's restaurants to shortages or interruptions which could adversely affect restaurant sales. Additional factors such as inflation, increased utility, labor and employee benefit costs and the availability of qualified management and hourly employees are beyond the Company's control and may in the future affect the restaurant industry in general and the Company's restaurants in particular.

     The Company is subject to various federal, state and local laws, and regulations affecting its restaurant business, including state and local licensing, zoning, land use, construction and environmental regulations and various health, sanitation, safety and fire standards affecting its restaurants. The Company is also subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wages, overtime and working conditions. To date, the Company has not been materially burdened by such laws, rules and regulations other than delays in obtaining permits for the construction of one of its restaurants and believes it is currently in compliance, in all material respects, with applicable federal, state and local laws and regulations.

     The Company has not made, nor does it anticipate making, any material capital expenditures in order to comply with environmental regulations. There can be no assurance, however, that new environmental regulations will not be adopted which will require the Company to make material capital expenditures to comply therewith.

     The Company is subject to the Federal Trade Commission's Trade Regulation Rule entitled "Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures" (the "FTC Franchise Rule") and state laws and regulations that govern the offer and sale of franchises. To offer and sell franchises, the Company is required by the FTC Franchise Rule to furnish each prospective franchisee with a current franchise offering circular prior to the sale of a franchise. In addition, the laws of 16 states require a franchisor to comply with registration or filing requirements prior to offering a franchise in the state and to provide a prospective franchisee with a current franchise offering circular complying with the state's laws, prior to the sale of the franchise. The Company has prepared a franchise offering circular and has complied with all applicable federal and state laws regulating the offer and sale of franchises.

     The Company will be required to update its franchise offering circular to reflect material changes, under applicable law, regarding its franchise offering and to comply with changes in disclosure requirements. The occurrence of any such material changes may, from time to time, require the Company to stop offering and selling franchises until its franchise offering circular is updated. The Company's franchising program may be adversely affected by its failure to register or file in certain states consistent with its expansion plans, because compliance with applicable law necessitates that the Company cease offering and selling franchises in certain states until its franchise offering circular is updated or because of its inability to comply with existing or future franchise laws.

     The Company will also be subject to a number of state laws and regulations that regulate certain substantive aspects of the franchisor-franchisee relationship, including those governing the termination or non-renewal of a franchise agreement (such as requirements that "good cause" exist as a basis for such termination and that a franchisee be given advance notice of, and a right to cure, a default prior to termination), requirements that the franchisor deal with its franchisees in good faith, prohibitions against interference with the right of free association among franchisees and those regulating discrimination among franchisees in charges, royalties or fees. Compliance with federal and state laws regulating franchising is costly and time consuming and the Company may encounter difficulties or delays in this area and may require significant capital for franchising activities.

Insurance

     The Company carries property, liability, business interruption, and workers' compensation insurance policies, which it believes are customary for businesses of its size and type. The Company's franchisees are also required to maintain a certain minimum standard of insurance pursuant to their franchise agreements, including commercial general liability insurance, workers'
compensation insurance and all risk property and casualty insurance, with the Company being named as an additional insured on appropriate policies.


Employees

     At March 24, 1997, the Company had 47 employees, consisting of 17 full-time and 30 part-time (hourly) employees, two of whom are executive officers. Fifteen of the Company's employees work at the Company's headquarters in Cranford, New Jersey, including 10 employed with NHG; one full-time and one part-time employee work at NHG's Massachusetts office and the remainder work at one of the two restaurants owned and operated by the Company. None of the Company's employees are represented by any labor union or covered by any collective bargaining contract. The Company believes its relationship with its employees is good.

ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------


     The table below sets forth information with respect to each of the Company's Properties:

                                                                  Lease Terms
                                                             -------------------
                                                             Expiration   Annual
Location                       Opening Date  Square Footage     Date      Rental
--------                       ------------  --------------  ----------   ------

11 Commerce Drive................  12/94         3,600          6/97     $54,000
Cranford, New Jersey 07016 (1)

771 Bloomfield Avenue............  10/91         2,900        10/2001    $73,000
West Caldwell, New Jersey (2)(4)

63 Union Place ..................   6/95         1,400         12/99     $18,000
Summit, New Jersey (3)(4)

951 East Street .................   5/96         2,000         12/98     $24,000
Tewksbury, Massachusetts (5)

(1)  Lease has a two-and-one-half-year term.

(2)  Lease has an initial ten-year term and two five-year renewal options.

(3)  Lease has an initial five-year term and four five-year renewal options.

(4) Lease provides for additional payment of common area maintenance charges and increases in real estate taxes.

(5)  Lease has a two-year, eight month term.

     In the opinion of the management of the Company, the above named locations are adequately covered by insurance.

     In addition to the above properties, subsidiaries of the Company lease three of its franchised locations for sublease to franchisees at the same rent payable by the lessor.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     The Company is not a party to any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of its fiscal year ended December 31, 1996.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         --------------------------------------------------------

     The Company's Class A Common Stock is quoted on The Nasdaq SmallCap Market under the symbol LINCA. There is no public trading market for the Company's Class B Common Stock. As of March 20, 1997, there were approximately 53 holders of record of the Company's Class A Common Stock and eight holders of record of the Company's Class B Common Stock. The following table sets forth the high and low last sale prices for the Company's Class A Common Stock, as reported by NASDAQ, for the periods indicated.

Year Ended December 31, 1995:                             High         Low
                                                          ----         ---

     First quarter..................................     $4.50        $3.25
     Second quarter.................................     $5.25        $3.00
     Third quarter..................................     $7.25        $4.75
     Fourth quarter.................................     $5.63        $4.25

Year Ended December 31, 1996:

     First quarter..................................     $5.25        $4.25
     Second quarter.................................     $6.30        $4.63
     Third quarter..................................     $6.00        $5.50
     Fourth quarter.................................     $6.50        $3.38

The closing price of the Company's Common Stock on March 5, 1997 was $3.00

     The Company has never paid any cash dividends on its Common Stock. The Company anticipates that, in the future, earnings, if any, will be retained for use in its business or for other corporate purposes, and it is not anticipated that cash dividends in respect of the Class A Common Stock or Class B Common Stock will be paid.

     For recent sales by the Company of unregistered securities, see "Financings for Loan Business" under "Item 1. Description of Business," above.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


Results of Operations

     Overview

     The Company is a holding corporation consisting of restaurant operations, restaurant franchising, and home-equity loan operations. The restaurant entities, operating under the name Linda's Rotisserie & Kitchen (formerly Linda's Flame Roasted Chicken), consist of seven restaurants, two of which are Company-owned and operated, and five of which are franchised. Additionally, the Company has sold an additional two franchises, one in New Jersey and one in New York, which are expected to open later in 1997. The loan operations are conducted through NHG, a wholly-owned subsidiary which commenced operations in April 1996, providing both conventional and federally-guaranteed financing for homeowners and lead-generation services for contractors with respect to home-improvement services in the low-to-moderate income housing markets. In April 1996, NHG was approved by the US Department of Housing and Urban Development to originate federally-guaranteed Title I loans. NHG is currently a licensed lender in seven states including New Jersey, Massachusetts, Rhode Island, Delaware, Maryland, New Hampshire and Connecticut, and also operates in Pennsylvania and New York which do not require a special license.

     Restaurant Operations

     Gross restaurant sales for the year ended December 31, 1996 decreased $1,415,000 (54%) as compared to the year ended December 31, 1995. Comparable store gross sales (for locations opened at least one year) decreased $106,000 (9%). The total sales decreases were due to the Company having four to five Company-owned locations in 1995 compared with two to three such locations in 1996 (two at December 31, 1996). The Company closed a restaurant in October 1995, franchised a second restaurant in December 1995, and closed a third restaurant in June 1996. The Company closed these stores to reduce its losses and preserve its working capital. The same store sales decreases were due to the Company's prior year Buy 1 Get 1 Free chicken meal promotion which ran for six weeks in August and September of 1995 which temporarily increased volume at all of the Company's locations in the prior year. Additional decreases in sales were due to the increased saturation of, and intense competition from, similar restaurant concepts throughout New Jersey.

     Food and paper costs collectively increased as a percentage of gross sales for the year ended December 31, 1996 compared to 1995 to $473,000 (40% of gross sales) from $1,031,000 (39% of gross sales), respectively due essentially to higher poultry costs which were at a ten-year high. These higher costs offset food cost reductions that the Company had achieved through the expansion of its menu to feature oversized gourmet sandwiches, roast beef and turkey meat loaf meals.

     The paper cost component of cost of sales decreased due essentially to the Company's phase-out of some of its higher-priced branded paper products. The Company has retained certain high exposure branded components such as take-out container lids and carry-out bags since these items carry high visibility within the take-out segment of the business. The non-branded paper products retain the same quality level as the branded products.

     Restaurant labor and related expenses decreased to $385,000 (32% of gross sales) for the year ended December 31, 1996 as compared to $893,000 (34% of gross sales) for 1995. This decrease, as a percentage of gross sales, is due to the closing, in June 1996, of the Company's Livingston, New Jersey location which had its highest labor costs, as well as the Company's continued focus on correlating hourly labor to projected sales.

     Operating expenses, including such items as local promotion, repairs and maintenance and store supplies, amounted to $65,000 (5% of gross sales) for 1996 compared to $167,000 (6% of gross sales) for 1995.

     Occupancy costs, including such fixed and recurring items as rent, common area maintenance charges and utilities, amounted to $229,000 (19% of gross sales) and $431,000 (16% of gross sales) for the years ended December 31, 1996 and 1995, respectively. This increase as a percentage of gross sales results from the fixed nature of such expenses which will increase as a percentage of sales as sales decrease.

     Depreciation and amortization decreased to $131,000 (11% of gross sales) for the year ended December 31, 1996 from $152,000 (6% of gross sales) for 1995. This decrease is attributable to the fact that the Company had equipment and leasehold improvements at two additional locations in 1995, one store of which was closed, and one of which was franchised.

     The restructuring charges of $267,000 and $114,000 for the years ended December 31, 1996 and 1995, respectively represent the costs associated with the Company's closing of its restaurants in Livingston and Edison, NJ.

     The impairment loss of $335,000 consists of $72,000 related to equipment and other expenses associated with a proposed mobile restaurant concept which the Company does not expect to pursue, and $263,000 related to leasehold improvements on and equipment in one of the Company's restaurants.

     Preopening costs for 1995 of $69,000 represented expenses related to the grand opening of the Company's restaurants in Livingston and Summit, New Jersey in January 1995 and June 1995, respectively, including various training, payroll, promotion and start-up costs. No preopening expenses were incurred by the Company during 1996.


     Restaurant Franchising

     The Company's franchising operations are administered through its subsidiary, Linda's Chicken International. As of December 31, 1996, four franchises were opened (A fifth opened in March 1997). The first in Colonia, New Jersey, began operations in December 1995. The second, a free-standing prototype in Westwood, New Jersey, opened in April 1996. The third location opened in Flemington, New Jersey in September 1996. The fourth location opened in Oakland, New Jersey in November 1996. The fifth location, which opened in March 1997, is located in South Orange, New Jersey. Franchise royalty income, amounted to $30,000 for the year ended December 31, 1996. There was no such revenue for the year ended December 31, 1995.

     The Company maintains an advertising fund to be used for regional advertising expenditures which benefit all locations. Franchisees are required to contribute a percentage of their net sales to this fund. The Company also contributes to the fund promotional rebates received from suppliers. As of December 31, 1996, this fund had excess expenditures over revenues approximating $14,000.

     Expenses related to the franchising operation, consisting of such items as franchise support personnel, legal fees and advertising, are included in general and administrative expenses in the Company's financial statements, and amounted to $201,000 and $221,000 for the years ended December 31, 1996 and 1995, respectively.


     Loan Operations

     The Company's loan operations include providing low-to-moderate income homeowners with a single source for both home improvement loans (conventional and federally-guaranteed) and qualified contractors. Initially, NHG intended to provide essentially federally-guaranteed loans, but has expanded to now include both federally-guaranteed and conventional loans. NHG derives its revenue from administrative fees received from participating contractors representing a percentage of each completed contract. The Company additionally can derive revenue from loan participation by means of receiving a premium from a third-party buyer of such loans, or loan origination fees from a borrower.

     NHG first began receiving revenue in May 1996 which resulted from the Company's test marketing efforts. Gross revenue for the period ended December 31, 1996 totalled $57,000 including $37,000 in completed contract fee income, and $8,000 in loan origination fees and $12,000 in loan participation premiums. The Company recognizes contract fee income when the related contract is completed by the contractor.

     NHG experienced charges of $1,594,000 from commencement of operations through December 31, 1996, as described below, relating to the test marketing and other start-up costs associated with the commencement of its operations.

     Payroll and related expenses, consisting of management, customer service representatives, credit analysts and processors, totalled $555,000 (35% of total expenses) for commencement of operations through December 31, 1996. While management labor is a fixed expense, NHG has the ability to correlate the amount of its other operations personnel to the loan request volume it receives. All customer service representatives are paid hourly, and some are part-time employees.

     Media and advertising costs, consisting of media time bought on television and radio, as well as the production and distribution of direct mail advertising, and the production of both television and radio commercials, totalled $764,000 (48% of total expenses) for the period ended December 31, 1996. Due to initially disappointing results from its test advertising campaign, NHG worked with media consultants on redesigning and refocusing its commercials to better attract its target markets. These new commercials continue to be tested in NHG's core markets. The Company expects media costs to be one of the largest expense items in future operations and to have a significant impact on the generation of future revenues.

     Operating expenses, consisting of expenses necessary to operate the Company's main office in New Jersey and its branch office in Massachusetts, as well as legal and consulting fees and expenses related to obtaining licenses and permits, totalled $275,000 (17% of total expenses) for the period ended December 31, 1996. Typically, most of these expenses are of a fixed and recurring nature and will decrease as a percentage of revenue as revenue increases.


     Corporate

     General and administrative expenses decreased to $991,000 for the year ended December 31, 1996 from $1,657,000 in 1995. This is as a result of continued reductions in overhead as a result of the elimination of several corporate positions. While the Company anticipates that cost containment will continue to take place in this expense category, general and administrative expenses will continue to represent a large percentage of revenues until the Company's subsidiaries can develop gross revenue volume sufficient to absorb these costs.

     Interest income decreased to $68,000 from $122,000 for the years ended December 31, 1996 and 1995, respectively. Investment earnings are principally from the Company's investments in short-term United States government-backed obligations. This source of income has decreased as the Company has expended funds which were invested in 1995 on its operations.


     Liquidity and Capital Resources

     Current assets at December 31, 1996 were $1,483,000 compared to $1,576,000 at December 31, 1995 and current liabilities were $443,000 at December 31, 1996 compared to $361,000 at December 31, 1995. The Company's restaurants sell to consumers in what are substantially all cash transactions. Any credit and debit card business transacted is electronically credited to the Company's accounts within 48 hours. The Company's debt at December 31, 1996, consisted of obligations owed under capitalized leases for point-of-sale terminals at each of the restaurants totalling $36,000. Additionally, the Company issued a note payable, with a remaining balance of $19,000 at December 31, 1996, in conjunction with its acquisition of the restaurant in Summit, NJ. The Company currently has no bank borrowings. For dividends payable on the Company's outstanding Series A Preferred, see "Financings for Loan Business" under "Item
1. Description of Business," above.

     The Company requires capital principally to expand the operations of NHG. The Company is not pursuing new franchisees for its restaurant business and does not currently intend to open additional Company-owned restaurants. Funds will be used primarily for NHG to continue to refine its marketing programs, buy media time and expand its operations into other metropolitan areas. The Company expects that its future results will be predominantly affected by the success or failure of NHG.

     The Company's franchising operation currently has seven franchisees, five of which have stores which are currently open, and two of which are expected to open later in 1997. Additionally, in March 1997, the Company signed a master license agreement with a licensee for territory rights to develop a minimum of 20 restaurants in the Philippines over a ten year term.

     The Company had provided temporary construction financing to a franchisee for the construction of the free-standing restaurant in Westwood, NJ under a promissory note dated August 29, 1995, and advanced to this franchisee approximately $375,000. This loan was repaid in full in September 1996.

     The Company has been exploring the possibility of selling its restaurant business or entering into a strategic alliance with respect to its restaurant business. There can be no assurance that these efforts will be successful.


     Through the period ended December 31, 1996, NHG had closed loans totalling $822,000, of which $779,000 had been sold to a third-party lender. Thus, retail loans receivable amounted to $43,000 at December 31, 1996. The Company sold all such retail loans in January 1997.

     The Company anticipates that the current trend of losses will continue through, at least, the first quarter of 1997. NHG, whose business is based upon the home improvement industry, experiences a decrease in potential revenues during the winter months due to a significant slowdown in home improvement requests and contractor ability to complete projects during adverse winter weather in the Northeast, the primary area where NHG currently lends. In order to offset the seasonal decreases expected in its business in the future, the Company is reviewing the possibility of becoming a licensed lender in southeastern states to improve its ability to generate loan volume during the winter. License application processes are lengthy, however, and there is no assurance as to when the Company will actually obtain the requisite licenses in any state. In order to improve its liquidity and provide additional working capital during the start-up phase of NHG's business, the Company requires, and is actively seeking additional financing through a private placement of debt or equity. However, there can be no assurance of success. The Company expects that additional funding may be required for it to meet its cash requirements for the next twelve months.


Forward-Looking Information May Prove Inaccurate

     This report contains forward-looking statements and information that are based on management's beliefs as well as assumptions made by, and information currently available to, management. When used in this document, the words anticipate, believe, estimate, expect and similar expressions are intended to identify forward-looking statements. Such statements involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: business conditions and growth in the industry, general economic conditions, product development, competition, government regulations, rising costs for food and paper supplies, the risk of franchising, and all the risks associated with start-up businesses as it relates to the activities of NHG, and the risk factors listed above under "Description of Business" and from time to time in the Company's SEC reports, including but not limited to the Company's Registration Statement filed on Form S-3 on July 24, 1996.

Charge to Income in the Event of Release of Escrow Shares

     In the event that any shares are released from escrow to stockholders of the Company who are officers, directors or employees of, or consultants to, the Company, compensation expense will be recorded for financial reporting purposes as required by GAAP. Therefore, in the event that the Company attains any of the earnings thresholds or the Company's Class A common stock meets certain minimum bid prices required for the release of the escrow shares, such release will be deemed as additional compensation expense of the Company. Accordingly, the Company will, in the event of such release, recognize during the period in which the earnings thresholds are met or are probable of being met or such minimum bid prices attained, what will likely be a substantial charge equal to the fair market value of the shares released from escrow, which charge will have the effect of substantially increasing the Company's loss or reducing or eliminating earnings, if any, at such time. Furthermore, the release of the escrow shares would have a dilutive effect on earnings per share or a corresponding reduction in loss per share, as a result of the increase in the number of shares deemed outstanding for this purpose. Although the amount of compensation expense recognized by the Company will not affect the Company's total stockholders' equity or its working capital, it may have a depressive effect on the market price of the Company's securities.


Seasonality

     Both of the Company's businesses are affected by seasonality. The Company's restaurants, similar to the rest of the restaurant industry, has experienced lower revenues in the months of January, February and March due to the effects of inclement weather in the Northeast. Severe weather conditions had a material adverse effect on traffic at the Company's restaurants during the first quarter of 1996. In addition, the prices that the Company pay on certain food items, notably produce, can and have varied according to seasonal demand and availability. In addition, NHG experiences a decrease in potential revenues due to a significant slowdown in home improvement requests in the Northeast during the winter.


Impact of Inflation

     The Company believes that inflation has not materially affected its operations to date. Substantial increases in costs and expenses in its restaurants, particularly food and labor expenses, as a result of inflation, could have an adverse impact on the Company's operating results to the extent that such increases cannot be passed along to customers.


ITEM 7.  FINANCIAL STATEMENTS
         --------------------

     See index to the Company's financial statements attached hereto.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     None.
                                       18

                                    PART III
                                    --------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         -------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------


Directors and Executive Officers

     The following table sets forth certain information concerning all directors and executive officers of the Company. Directors are elected at each annual meeting of stockholders, or in the case of vacancy, by the directors then in office, to serve until the next annual meeting of the stockholders of the Company and until their respective successors have been elected and qualified or until their earlier resignation or removal. Executive officers are elected by the Board of Directors to serve at the pleasure of the Board.



     Name                        Age   Position with the Company
----------------                 ---   -------------------------

Peter Weissbrod (1)              40    President, Chief Executive Officer and
                                       Director

Stuart Fuchsman (1)              39    Vice President, Chief Operating Officer
                                       and Director

Richard Goldberger (1)(2)        67    Chairman of the Board of Directors

Lewis Levine (2)                 44    Director



William Ozzard                   81    Director

Ivan Szathmary                   60    Director


-----------------------------

     (1)  Member of Executive Committee.
     (2)  Member of Audit Committee.

     Peter Weissbrod is the founder of the Company and has served as its President, Chief Executive Officer and a director since the Company's inception in February 1991. Mr. Weissbrod is also the President of NHG. From February 1990 to December 1990, he served as a consultant to Charlie Brown's/Office Restaurant Group, a division of Restaurant Associate Industries, Inc. ("Charlie Brown's"). From May 1986 to February 1990, Mr. Weissbrod served as Vice President of Real Estate of Charlie Brown's, where his responsibilities included real estate leasing, site selection and construction of new stores as well as remodelling existing facilities.

     Stuart Fuchsman has served as Vice President, Chief Operating Officer and a director of the Company since November 1992. From August 1986 to October 1992, he served as Project Manager of Central Jersey Management Group, a real estate developer in New Jersey. His responsibilities included supervising the construction of single family homes, including monitoring subcontractors activities and project costs.

     Richard Goldberger has served as the Chairman of the Board of Directors since the Company's inception in February 1991. Mr. Goldberger is also a consultant to NHG. Since October 1989, he has also served as the President and General Partner of Mid-Investment Company, a diversified real estate company owned by him and members of his family. From February 1953 to September 1989, Mr. Goldberger was the Chief Executive Officer of Garden State Brickface & Stucco Company, a concern which he founded and was owned by him and members of his family. Since 1990, he has also served as a director of United Jersey Bank Central N.A.

     Lewis Levine has served as a director of the Company since February 1991. From February 1991 to January 1996, he also served as Vice President and Treasurer of the Company. Since March 1992, he has also served as the President of New England Brickmaster Windows and Exteriors, Inc., a firm owned by his wife and Mildred Goldberger. From April 1979 to March 1992, Mr. Levine served as President of New England Brickmaster, Inc., a firm owned by him, Richard Goldberger and other members of Mr. Goldberger's family and which was liquidated in March 1992.

     William Ozzard has served as a director of the Company since December 1994. Since 1970, he has been the Senior and Managing Partner of the law firm of Ozzard Wharton.

     Ivan Szathmary was appointed to the Board in July 1995. Since 1979, Mr. Szathmary has been a Senior Vice President of the Great Atlantic and Pacific Tea Co., Inc.

     Richard Goldberger is the father-in-law of each of Messrs. Weissbrod, Fuchsman and Levine. Linda Weissbrod is the wife of Peter Weissbrod and the daughter of Mr. Goldberger.

     Marc Roberts was a member of the Board as of December 31, 1996, but has since resigned from such position.

     The Executive Committee has all the power and authority of the Board of Directors in the management and affairs of the Company between meetings of the Board of Directors, to the extent permitted by law. The Audit Committee reviews the engagements of the independent accountants and reviews the independence of the accounting firm, among other matters.

     The following individuals, who are not executive officers or Directors of the Company, make significant contributions to the business of the Company:

     Linda Weissbrod has served as Director of Marketing of the Company since October 1991 and served as a Vice-President of the Company until 1994. From April 1990 until August 1991, she served as the President of Handwriting Research Corp., a firm she founded, of which she was the sole shareholder and which specialized in analyzing handwriting samples of potential employees of various employers.

     Angelo Maione joined NHG in January 1996 as a senior lending officer. For more than 10 years, Mr. Maione was employed at United Jersey Bank in various capacities, including as Deputy Portfolio Manager for the Home Equity Lending Unit and as Manager of the Loan and Customer Service Unit at United Jersey Bank Central, N.A.

Limitation of Liability and Indemnification

     The Company's Certificate of Incorporation eliminates or limits in certain circumstances the liability of directors of the Company for monetary damages for breach of their fiduciary duty as directors and provides, generally, for indemnification by the Company to the fullest extent permitted by Delaware law.

     The Company believes that it is the position of the Commission that, insofar as any of the foregoing provisions may be invoked to disclaim liability for damages arising under the Securities Act, such provision is against public policy as expressed in the Securities Act and is therefore unenforceable.

     The Company is currently a party to Indemnity Agreements with each of its directors and executive officers.

Compliance with Section 16(a) of the Exchange Act

     The Company is not aware of any late flings with respect to 1996.


ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

Directors' Compensation

     The Company pays all outside directors $100 for each board or committee meeting attended. Outside directors may also be reimbursed for expenses incurred by them in their capacity as a member of the Board of Directors or any committee thereof. In 1996, the Company granted options to each of its three outside directors to purchase 15,000 shares of Class A Common Stock at prices per share not less than the fair market value per share on the date of grant. The options are exercisable for three years commencing one year from the date of grant.

Executive Compensation

     The following table sets forth the compensation paid by the Company for the past three fiscal years to Mr. Peter Weissbrod, its Chief Executive Officer and President, and Stuart Fuchsman, its Chief Operating Officer (each a "named executive officer"). No other executive officer's annual compensation exceeded $100,000 for the fiscal year ended December 31, 1996.

                          Summary Compensation Table

                                      Annual                     Long Term
                                   Compensation   All Other     Compensation
                                   ------------                 ------------
Name and Principal Position    Year   Salary    Compensation  Stock Options (#)
---------------------------    ----   ------    ------------  -----------------
                             ---------------------------------------------------

Peter Weissbrod . . . . . .    1996  $128,846        -             15,000
  President and CEO
                               1995  $100,000        -            100,000

                               1994   $92,000        -               -

Stuart Fuchsman  . . . .. .
  Chief Operating Officer

                               1996  $117,461        -             15,000

                               1995   $90,000        -             30,000

                               1994   $65,769        -               -

                        Option Grants in Last Fiscal Year

     The following table sets forth information concerning the stock option grants made to the named executive officers for the fiscal year ended December 31, 1996. No stock appreciation rights were granted to these individuals during such year.

                                   Percent of
                                  Total Options
             Number of Securities  Granted to
              Underlying Options  Employees in   Exercise or Base  Expiration
      Name       Granted(#)(1)     Fiscal Year     Price ($/Sh)       Date
      ----       -------------    -----------      ------------      ------
Peter Weissbrod     15,000            6.2%            $6.00          7/2000

Stuart Fuchsman     15,000            6.2%            $6.00          7/2000

---------------------------

     (1) Options are non-qualified options to purchase shares of Class A Common Stock and are immediately exercisable.


                 Aggregate Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

     The following table sets forth information concerning option exercises and the value of unexercised options for the fiscal year ended December 31, 1996 with respect to the named executive officers. No stock appreciation rights were exercised or were outstanding during such year.

                                                                       Value of Unexercised
                                      Number of Unexercised Options   In-the-Money Options at
                                        at December 31, 1996 (#)      December 31, 1996 ($)(1)
                                      -----------------------------   ------------------------
                   Shares
                 Acquired on   Value
    Name         Exercise(#)  Realized  Exercisable  Unexercisable    Exercisable  Unexercisable
    ----         -----------  --------  -----------  -------------    -----------  -------------


Peter Weissbrod        0         $0       115,000          0            $43,750         $0

Stuart Fuchsman        0         $0        45,000          0            $13,125         $0


---------------------

(1) Based on the closing price of the Company's Class A Common S tock at December 27, 1996 of $4-3/16 per share, less the exercise price payable for such shares.


Employment Agreements

     The Company has entered into employment agreements with Peter Weissbrod, its Chief Executive Officer and President, and Stuart Fuchsman, as its Vice-President and Chief Operating Officer. The agreements are for three year terms which commenced on May 25, 1994. Messrs. Weissbrod and Fuchsman receive a salary of $110,000 and $99,000 per annum, respectively, and are entitled to participate in employee benefit plans. The agreements contain confidentiality and non-competition provisions.

     The Company has the right to terminate either agreement for cause (as defined therein) or as a result of the employee's death or permanent disability. Except in the case of termination by the Company for cause or voluntary termination by the employee, upon early termination of their agreements, Mr. Weissbrod and Mr. Fuchsman are entitled to receive their salary plus fringe benefits for a period of up to 24 months from the date of termination and any bonuses prorated through the date of termination.

1994 Stock Option Plan

     In February 1994, the Board of Directors and the stockholders of the Company adopted and approved the Company's 1994 Stock Option Plan (the " 1994 Plan"). The 1994 Plan provides for the grant of incentive stock options ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and non-qualified stock options ("NQSOs") to certain employees of the Company. The 1994 Plan further provides for the grant of NQSOs to directors, agents of, and consultants to, the Company, whether or not employees of the Company. The purpose of the 1994 Plan is to attract and retain employees, agents, consultants and directors. Options granted under the 1994 Plan may not be exercisable for terms in excess of 10 years from the date of grant. In addition, no options may be granted under the 1994 Plan later than 10 years after the 1994 Plan's effective date of February 17, 1994. A maximum of 130,000 shares of Class A Common Stock may be issued under the 1994 Plan.

1995 Stock Option Plan

     In September 1995, the Board of Directors, and subsequently the stockholders of the Company, adopted and approved the Company's 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan provides for the grant of incentive stock options ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and non-qualified stock options ("NQSOs") to certain employees of the Company. The 1995 Plan further provides for the grant of NQSOs to directors, agents of, and consultants to, the Company, whether or not employees of the Company. The purpose of the 1995 Plan is to attract and retain employees, agents, consultants and directors. Options granted under the 1995 Plan may not be exercisable for terms in excess of 10 years from the date of grant. In addition, no options may be granted under the 1995 Plan later than 10 years after the 1995 Plan's effective date of September 14, 1995. A maximum of 600,000 shares of Class A Common Stock may be issued under the 1995 Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The following table sets forth, as of March 20, 1997, certain information as to the stock ownership by (i) each executive officer of the Company, (ii) each director of the Company (iii) all executive officers and directors of the Company as a group and (iv) all persons known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock of the Company:

                                  Common Stock  Percentage Ownership  Percent of Voting Power
Name and Address of Beneficial    Beneficially  of all Common Stock     of all Common Stock
  Owner of Member in Group(1)        Owned(2)        Outstanding           Outstanding
---------------------------------------------------------------------------------------------

Peter Weissbrod                  213,375(3)(4)(5)       7.16                  10.10

Stuart Fuchsman                  218,375(3)(4)(6)       7.32                  10.17

Linda Weissbrod                  133,375(3)(4)(7)       4.60                   9.06

Richard Goldberger                15,000(8)              *                      *

Mildred Goldberger               236,750(3)(4)(9)       8.15                  17.67

Lewis Levine                     113,375(3)(4)(13)      3.94                   8.80

Wendy Fuchsman                   113,375(3)(4)(13)      3.94                   8.80

Caryl Levine                     113,375(3)(4)(13)      3.94                   8.80

William Ozzard                    55,000(10)            1.89                    *

Ivan Szathmary                    49,000(11)            1.69                    *

All officers and directors
as a group (6 persons)(12)       664,125(3)(4)         21.17                  29.67

------------------------
*Less than 1%

(1) The address of each named stockholder is c/o Linda's Diversified Holdings Inc., 11 Commerce Drive, Cranford, New Jersey 07067.

(2) All shares owned are Class B Common Stock unless otherwise indicated. Holders of Class B Common Stock have the right to cast six votes (compared to one vote for the holders of Class A Common Stock) for each share held of record.

(3) Includes the holder's pro rata portion of the Escrow Shares. See "Escrow Shares."

(4) The shares owned by each of Mr. and Mrs. Weissbrod, Mr. and Mrs. Fuchsman and Mr. and Mrs. Levine do not include the shares or warrants owned by their respective spouses, beneficial ownership of which is disclaimed by each of them. Mrs. Weissbrod, Mrs. Fuchsman and Mrs. Levine are sisters and the adult daughters of Mr. and Mrs. Goldberger.

(5) Includes 115,000 shares of Class A Common Stock issuable upon the exercise of outstanding options.

(6) Includes 45,000 shares of Class A Common Stock issuable upon the exercise of outstanding options and 75,000 shares of Class A Common Stock underlying Class A Warrants. See "Certain Relationships and Related Transactions."

(7) Includes 35,000 shares of Class A Common Stock issuable upon the exercise of outstanding options.

(8) Does not include the 196,750 shares of Class B Common Stock, 15,000 shares of Class A Common Stock issuable upon exercise of outstanding options and 25,000 shares of Class A Common Stock underlying outstanding Class A Warrants, owned by Mr. Goldberger's wife, Mildred Goldberger, beneficial ownership of which is disclaimed by Mr. Goldberger. Includes 15,000 shares of Class A Common Stock issuable upon the exercise of outstanding options.

(9) Includes 25,000 shares of Class A Common Stock underlying Class A Warrants and 15,000 shares of Class A Common Stock issuable upon exercise of outstanding options.

(10) Consists of 10,000 issued shares of Class A Common Stock and 45,000 shares of Class A Common Stock underlying outstanding options and warrants.

(11) Consists of 11,000 issued shares of Class A Common Stock and 37,000 shares of Class A Common Stock underlying outstanding options and warrants.

(12) The percent of ownership and voting power of all outstanding Common Stock held by the group and their spouses listed in the table is 38.54% and 71.45% respectively.

(13) Includes 15,000 shares of Class A Common Stock issuable upon the exercise of outstanding options.


Escrow Shares

     The present holders of the Company's 800,000 outstanding shares of Class B Common Stock have placed an aggregate of 450,000 of their shares into escrow (the "Escrow Shares"). Such stockholders continue to vote the Escrow Shares; however, the Escrow Shares are not assignable or transferable. The Escrow Shares will be released to the holders on a pro rata basis, if, and only if, at least one of the following conditions is met:

          (i) The Minimum Pretax Income is at least $5,000,000 for the fiscal year ending December 31, 1997.

          (ii) The Bid Price of the Class A Common Stock averages in excess of $17.50 per share for 30 consecutive business days during the 18 month period commencing November 25, 1995.

          (iii) The Company is acquired by or merged into another entity for which stockholders of the Company receive per share consideration equal to the level set forth in (ii) above.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

                                      NONE


ITEM 13.  EXHIBIT INDEX
          -------------

Exhibit No.    Description of Exhibit
-----------    ----------------------

2.1 Exchange of Shares Agreement, dated February 14, 1994 between Registrant and Mildred Goldberger, Peter Weissbrod, Linda Weissbrod, Stuart Fuchsman, Wendy Fuchsman, Lewis Levine, Caryl Levine, and Martha Rivera.***

3.1 Certificate of Incorporation of the Registrant and all amendments thereof including the Certificate of Designations relating to Series A Preferred.*

3.2            By-Laws of the Company.***

4.1            Form of Warrant Agreement.***

4.2            Form of Specimen Class A Common Stock Certificate.***

4.3            Form of Specimen Redeemable Class A Warrant Certificate.***

4.4            Form of Specimen Redeemable Class B Warrant Certificate.***

4.5            Class C Warrant Agreement****

4.6            Form of Specimen Redeemable Class C Warrant Certificate.****

10.1           1994 Stock Option Plan.***

10.2           Employment   Agreement   between   the   Registrant   and   Peter
               Weissbrod.***

10.3           Employment   Agreement   between   the   Registrant   and  Stuart
               Fuchsman.***

10.4 Lease, dated July 17, 1991, between M.S.M. Associates and Springfield Rotisserie, Inc., of the premises at 771 Bloomfield Avenue, West Caldwell, New Jersey.***

10.5 Lease, dated February 11, 1992, between Raritan Enterprises Partners and Linda's Chicken of Woodbridge, Inc., of the premises at Bradlees Shopping Center on 1555 St. George Avenue, Township of Woodbridge, New Jersey.***

10.6 Lease, dated September 23, 1992, between Leslie S. Turchin and Linda's Chicken of Edison, Inc. of the premises at Tops Plaza Shopping Center, Route 27, Edison, New Jersey.***

10.7           Form of Stock Escrow Agreement.***

10.8 Lease, dated December 5, 1994, between Eaton Corporation and the Registrant, of the premises at 11 Commerce Drive, Cranford, New Jersey.**

10.9 Lease, dated December 17, 1994, between Bassett Associates and Linda's Flame Roasted Chicken, Inc., of the premises at 63 Union Place, Summit, New Jersey.**

10.10 Lease, dated August 24, 1994, between The Prospect Realty Company and Linda's Chicken of Livingston, Inc., of premises at 504 South Livingston Avenue, Livingston, New Jersey.**

10.11 Lease, dated October 17, 1994, between Fremartin Realty, Inc. and Linda's Chicken of Westwood, Inc., of the premises at 499 Broadway, Westwood, New Jersey.**

10.13          Registrant's  Information  for  Prospective  Franchisees,   dated
               August 19, 1994.**

10.14 Form of Indemnity Agreement, between the Registrant and each executive officer and director of the Company.**

10.15          1995 Stock Option Plan.****

10.16 Agreement of Sale, dated December 20, 1995, between Linda's Chicken of Woodbridge and Kareem International****

10.17 Form of Sublease Agreement between Linda's Chicken of Woodbridge and Kareem International****

10.18 Sublease Agreement, dated August 29, 1995, between Linda's Chicken of Westwood, Inc. and Rita's Enterprises, Inc. of the premises at 499 Broadway, Westwood, New Jersey****

11.1 Calculation of Loss Per Share of Common Stock. See Consolidated Financial Statements.*

21.1           Subsidiaries    of   the   Registrant    (including    state   of
               incorporation).****

23.1           Consent of Rothstein, Kass & Company, P.C.*

27             Financial Data Schedule*

----------------------

        * Filed herewith.

       ** Incorporated  by reference to the  Registrant's  Annual Report on Form
          10-KSB as amended on Form 10-KSB/A for the fiscal year ended December 31, 1994.

      *** Incorporated by reference to the Registrant's registration statement on Form SB-2 (Registration No. 33-76422), Part II, Item. 27, filed with the SEC on May 25, 1994.

     **** Incorporated  by reference to the  Registrant's  Annual Report on Form
          10-KSB for the fiscal year ended December 31, 1995.

     No reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this Report, ended December 31, 1996.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Linda's Diversified Holdings, Inc.
  and Subsidiaries
(Formerly Linda's Flame Roasted Chicken Incorporated)
Cranford, New Jersey


     We have audited the accompanying consolidated balance sheets of Linda's Diversified Holdings, Inc. and Subsidiaries (Formerly Linda's Flame Roasted Chicken Incorporated), as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Linda's Diversified Holdings, Inc. and Subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit at December 31, 1996. Management's plans in regard to these matters are also described in Note 14. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Rothstein, Kass & Company, P.C.
Roseland, New Jersey
March 6, 1997

               LINDA'S DIVERSIFIED HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                               December 31,
                                                      --------------------------
        ASSETS                                           1996           1995
                                                      -----------    -----------
CURRENT ASSETS:
     Cash and cash equivalents                        $ 1,331,582   $   558,013
     Short term cash investments                             --         721,000
     Inventories                                           15,065        19,078
     Retail loans receivable                               42,691           --
     Notes receivable, current portion                     10,000       167,313
     Prepaid expenses and other current assets             84,049       110,814
                                                      -----------   -----------
               Total Current Assets                     1,483,387     1,576,218
                                                      -----------   -----------

PROPERTY AND EQUIPMENT                                    432,289       967,217
                                                      -----------   -----------
OTHER ASSETS:
     Restricted cash                                      162,500           --
     Notes receivable, less current portion               150,155       113,204
     Intangible assets                                     39,299        50,101
     Deposits and other assets                             19,923        34,439
                                                      -----------   -----------
                                                          371,877       197,744
                                                      -----------   -----------

                                                      $ 2,287,553   $ 2,741,179
                                                      ===========   ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Long term debt, current portion                  $    51,926   $    45,387
     Accounts payable and accrued expenses                295,119       191,526
     Accrued payroll and payroll taxes                      5,969        41,831
     Sales tax payable                                      4,866         7,638
     Deferred franchise fees                               85,000        75,000
                                                      -----------   -----------
               Total Current Liabilities                  442,880       361,382
                                                      -----------   -----------
LONG TERM LIABILITIES:
     Long term debt, less current portion                   2,709        54,635
     Deferred rent                                         42,519        63,123
                                                      -----------   -----------
                                                           45,228       117,758
                                                      -----------   -----------
COMMITMENTS

STOCKHOLDERS' EQUITY:
     Preferred stock, Series A, $.001 par value;
        2,500,000 shares authorized; 120,000
        shares issued and outstanding                         120          --
     Common stock, Class A, $.001 par value;
        15,000,000 shares authorized; 2,065,000
        and 1,265,000 shares issued and outstanding         2,065         1,265
     Common stock, Class B, $.001 par value;
        800,000 shares authorized; 800,000
        shares issued and outstanding                         800           800
     Capital in excess of par value                     8,096,818     5,442,847
     Accumulated deficit                               (6,300,358)   (3,182,873)
                                                      -----------   -----------
               Total Stockholders' Equity               1,799,445     2,262,039
                                                      -----------   -----------

                                                      $ 2,287,553   $ 2,741,179
                                                      ===========   ===========

          See accompanying notes to consolidated financial statements.

               LINDA'S DIVERSIFIED HOLDINGS INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS



                                                          Years Ended
                                                          December 31,
                                                          -----------
                                                       1996           1995
                                                    -----------    -----------

REVENUES:
     Restaurant sales, net                          $ 1,148,064    $ 2,366,015
     Franchise royalties                                 30,123            709
     Franchise fee income                                65,000         20,000
     Contract fee income                                 36,596           --
     Loan origination fees                                8,340           --
     Loan participation premiums                         11,877           --
                                                    -----------    -----------
                                                      1,300,000      2,386,724
                                                    -----------    -----------


COSTS AND EXPENSES:
   Restaurant Operations:
        Food and paper costs                            473,355      1,030,633
        Restaurant labor and related expenses           384,946        893,231
        Operating expenses                               65,009        166,879
        Occupancy expenses                              228,800        430,565
        Depreciation and amortization                   131,355        152,001
        Impairment loss                                 335,061           --
        Restructuring charge                            266,987        113,877
        Preopening costs                                   --           69,261
   Loan Operations:
        Payroll and related expenses                    555,282           --
        Media and advertising costs                     763,944           --
        Operating expenses                              275,267           --
   Corporate and Franchising:
        General and administrative                      991,231      1,656,812

                                                    -----------    -----------
                                                      4,471,237      4,513,259
                                                    -----------    -----------


LOSS FROM OPERATIONS                                 (3,171,237)    (2,126,535)

OTHER INCOME (EXPENSE):
     Interest and other income                           67,921        121,850
     Loss on sale of assets                                 --         (41,110)
     Interest expense                                   (14,169)       (23,899)
                                                     -----------    -----------
                                                         53,752         56,841
                                                     -----------    -----------


NET LOSS                                            $(3,117,485)   $(2,069,694)
                                                    ===========    ===========


NET LOSS PER COMMON SHARE                           $     (1.44)   $     (1.28)
                                                     ===========    ===========


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                            2,164,479      1,615,000
                                                    ============   ============


See accompanying notes to consolidated financial statements.

               LINDA'S DIVERSIFIED HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY










                                         Class A                 Class B              Series A
                                      Common Stock            Common Stock         Preferred Stock       Capital in
                                     --------------          -----------             -----------         Excess of    Accumulated
                                 Shares       Amount      Shares      Amount      Shares    Amount       Par Value      Deficit
                               ----------   ---------   ---------   ---------    -------   --------     -----------    -----------


BALANCES,
   January 1, 1995            1,265,000   $     1,265      800,000   $    800      --     $     --     $ 5,442,847    $(1,113,179)


Net loss                          --             --           --         --        --           --            --       (2,069,694)

BALANCES,
                           ------------   -----------   ----------   --------   -------   ----------   -----------    -----------
   December 31, 1995          1,265,000         1,265      800,000        800      --           --       5,442,847     (3,182,873)


Proceeds from sale
  of common stock,
  net of expenses               800,000           800         --         --        --           --       1,653,511           --

Proceeds from sale
  of preferred stock,
  net of expenses                  --            --           --         --     120,000          120     1,000,460           --

Net loss                           --            --           --         --        --           --            --       (3,117,485)

BALANCES,
                           ------------   -----------   ----------   --------   -------   ----------   -----------    -----------
   December 31, 1996          2,065,000   $     2,065      800,000   $    800   120,000   $      120   $ 8,096,818    $(6,300,358)
                           ============   ===========   ==========   ========   =======   ==========   ===========    ===========




See accompanying notes to consolidated financial statements.

               LINDA'S DIVERSIFIED HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Years Ended
                                                                                      December 31,
                                                                                     -----------
                                                                                 1996           1995
                                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                       $(3,117,485)   $(2,069,694)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                                                   131,355        152,001
    Restructuring charge                                                            266,987        113,877
    Impairment loss                                                                 335,061           --
    Changes in operating assets and liabilities:
     Decrease on interest accrued on investments                                       --           31,022
     Decrease in inventories                                                          4,013          2,926
     Decrease in prepaid expenses and other current assets                           26,765         48,792
     Increase in restricted cash                                                   (162,500)          --
     Decrease (increase) in deposits and other assets                                23,132        (17,114)
     Increase (decrease) in accounts payable and accrued expenses                   103,593       (111,959)
     Increase (decrease) in accrued payroll and payroll taxes                       (35,862)         4,043
     Decrease in sales tax payable                                                   (2,772)        (1,889)
     Increase in deferred franchise fees                                             10,000         75,000
     Increase (decrease) in deferred rent                                           (20,604)        18,546
                                                                                -----------    -----------
               Net cash used in operating activities                             (2,438,317)    (1,754,449)
                                                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from redemption of cash investments                                       721,000      2,929,000
 Acquisition of cash investments                                                       --       (1,978,912)
 Funds advanced under notes receivable                                             (262,915)      (155,517)
 Proceeds from notes receivable                                                     383,277           --
 Disbursements for retail loans receivable                                         (822,166)          --
 Proceeds from sale of retail loans receivable                                      779,475           --
 Proceeds from sale of assets                                                          --           77,832
 Acquisition of property and equipment                                             (187,673)      (641,740)
 Acquisition of intangible assets                                                    (8,616)       (27,447)
                                                                                -----------    -----------
                   Net cash provided by investing activities                        602,382        203,216
                                                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of preferred stock, net of expenses                           1,000,580           --
 Proceeds from sale of common stock, net of expenses                              1,654,311           --
 Payments of long-term debt                                                         (45,387)       (58,510)
                                                                                -----------    -----------
                   Net cash provided by (used in) financing activities            2,609,504        (58,510)
                                                                                -----------    -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                             773,569     (1,609,743)

CASH AND CASH EQUIVALENTS, Beginning of year                                        558,013      2,126,646
                                                                                -----------    -----------
CASH AND CASH EQUIVALENTS, End of year                                          $ 1,331,582    $   558,013
                                                                                ===========    ===========
SUPPLEMENTAL INFORMATION:
 Interest paid                                                                  $    14,169    $    23,598
                                                                                ===========    ===========
 Income taxes paid                                                              $      --      $      --
                                                                                ===========    ===========
Noncash financing activity:
 Discounted note payable issued as part of restaurant acquisition cost          $      --      $    52,144
                                                                                ===========    ===========
 Equipment obtained under capitalized leases payable                            $      --      $    46,037
                                                                                ===========    ===========
 Notes receivable in exchange for sale of assets                                $      --      $   136,580
                                                                                ===========    ===========

          See accompanying notes to consolidated financial statements.

               LINDA'S DIVERSIFIED HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  Organization and Nature of Operations:
          --------------------------------------

          Linda's Diversified Holdings, Inc. (formerly Linda's Flame Roasted Chicken, Inc.) and subsidiaries (the "Company") is a holding company consisting of restaurant operations, restaurant franchising, and loan operations. The Company has seven quick-service restaurants operating under the name Linda's Rotisserie & Kitchen, (two company-owned and five franchised all of which are located in New Jersey). The Company through its wholly-owned subsidiary, National Home Guaranty, provides financing for homeowners and lead-generation services for contractors with respect to home-improvement services in the low-to-moderate income housing markets.

NOTE 2 - Summary of Significant Accounting Policies:
         ------------------------------------------

          Principles of Consolidation - The consolidated financial statements include the accounts of Linda's Diversified Holdings, Inc. and its nine wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

          Cash Equivalents - The Company considers financial instruments with maturities of three months or less to be cash equivalents. The Company maintains its cash in deposit accounts, which at times, may exceed federal insured limits. The Company has not incurred any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

          Restricted Cash - In connection with regulatory banking requirements in certain states, the Company is required to post mortgage surety bonds which are collateralized by irrevocable letters of credit. The collateralization underlying these letters of credit is shown as restricted cash at December 31, 1996.

          Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Fair Value of Financial Instruments - The fair value of the Company's assets and liabilities which qualify as financial instruments under Statement of Financial Accounting Standards No. 107 (SFAS 107)
          approximates the carrying amounts presented in the consolidated balance sheets.

          Inventories - Inventories are stated at the lower of cost, using the first-in first-out method, or market, and consist of food, paper and janitorial supplies used in the Company's company-owned restaurants.

          Property and Equipment - Property and equipment are stated at cost. The Company provides for depreciation and amortization under the straight-line method based upon the estimated useful life of five to twelve years for equipment. Leasehold improvements are amortized over the life of the lease.

          Intangible Assets - Intangible assets consist of organization and logo costs, net of amortization, computed using the straight-line method over three to five years.

          Retail Loans Receivable - National Home Guaranty provides both federally- guaranteed and conventional loans to low-to-moderate income homeowners. These loans are subsequently sold at a premium to various third-party lending institutions.

               LINDA'S DIVERSIFIED HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -  Summary of Significant Accounting Policies (continued):
          ------------------------------------------------------

          Preopening Costs - Preopening costs, which represent costs relating to the opening of new company-owned restaurants, including various training, payroll, and promotion costs, are charged to operations when incurred.

          Impairment of Long-Lived Assets - The Company periodically assesses the recoverability of the carrying amounts of long-lived assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. An impairment loss is the difference by which the carrying amount of an asset exceeds its fair value.

          Income Taxes - The Company complies with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." which requires an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between financial statement and tax bases of assets and liabilities, which will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to effect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

          Loss per Common Share - Loss per share of common stock is based upon the weighted average number of shares outstanding, including common share equivalents (stock options and warrants), during each period, and excludes the 450,000 escrow shares.

          Leases - Substantially all of the Company's restaurant operating leases provide for rent increases over the lease terms. Rent expense is adjusted to the straight-line basis, where applicable, in accordance with the provisions of SFAS 13. The difference between rent reflected in operating expenses and rent actually paid was approximately $7,000 and $18,000 for the years ended December 31, 1996 and 1995, respectively.

          Advertising Costs - The Company expenses production and other related costs of advertising on the first date the advertisement takes place. Advertising costs for the year ended December 31, 1996 were approximately $764,000 relating to loan operations and recorded as media and advertisement costs. Advertising costs for the year ended December 31, 1995 were approximately $143,000 relating to restaurant operations and recorded in general and administrative expenses.

          Franchise Related Income and Deferred Franchise Fees - In connection with its franchising operations, the Company receives initial franchise fees, royalties and advertising fees from its franchisees. Initial fees are recognized when the franchisee commences operations. Royalties and advertising fees are recognized in the period that the related franchise store revenue is generated. The franchisee is obligated to pay a percentage of net sales to the Company as royalties and contribute an additional percentage to a regional advertising fund maintained by the Company.

          Loan Operations Revenue Recognition - The Company recognizes contract fee income when the related contract is completed by the contractor. In addition, the Company receives interest income and loan participation premiums upon the sale of its loans to third-party lending institutions.

               LINDA'S DIVERSIFIED HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -  Property and Equipment:
          -----------------------

          Property and equipment consist of the following:
                                                            December 31,
                                               ---------------------------------
                                                    1996              1995
                                               ---------------    --------------

              Leasehold improvements              $   218,044       $   609,346
              Furniture and equipment                 340,241           424,293
              Capitalized lease equipment              48,945            87,122
                                               ---------------    --------------
                                                      607,230         1,120,761
              Less: Accumulated depreciation
                            and amortization          174,941           153,544
                                               ===============    ==============
                                                  $   432,289       $   967,217
                                               ===============    ==============

          Depreciation and amortization expense for the years ending December 31, 1996 and 1995 was $113,790 and $136,337, respectively, including $12,877 and $18,091 relating to capital leases in 1996 and 1995, respectively.

          The Company recorded an impairment loss of approximately $335,000 representing a writedown on leasehold improvements and equipment from one of the Company's restaurants and other related restaurant equipment of approximately $389,000 and accumulated depreciation and amortization of approximately $56,000.

NOTE 4 -  Intangible Assets:
          ------------------

          Intangible assets consist of the following:
                                                            December 31,
                                                -------------------------------
                                                     1996             1995
                                                ---------------    ------------
              Logo and design costs                    $77,548         $68,932
              Organization costs                                         5,818
                                                ---------------    ------------
                                                        77,548          74,750
              Less: Accumulated amortization            38,249          24,649
                                                ===============    ============
                                                       $39,299         $50,101
                                                ===============    ============

          Amortization expense for the years ending December 31, 1996 and 1995 was $17,565 and $15,664, respectively.

NOTE 5 -  Notes Receivable:
          -----------------

          Between August 1995 and April 1996, the Company provided interim construction financing to a franchisee totalling approximately $375,000. The Company was repaid in full on these advances in September 1996.

          In connection with the sale of assets of a former Company-owned store in December 1995, the Company received a note which was restructured in December 1996. The new note for $140,155, which includes additional advances made to this franchisee, bears interest at 9.75%, and provides for an initial principal payment of $10,000, followed by monthly installments of interest-only through January 1998, and monthly principal installments of $1,702 plus interest through January 2001, and a final payment in February 2001 of approximately $114,000. This note is additionally personally guaranteed by the owners of the franchisee.

          In September 1996, the Company advanced $20,000 to a franchisee which is to be repaid in 60 monthly installments beginning in September 1997.

               LINDA'S DIVERSIFIED HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -  Long-Term Debt:
          ---------------

          Long-term debt consists of the following:

                                                              December 31,
                                                      --------------------------
                                                           1996           1995
                                                      -------------   ---------

          Note payable at 10% imputed interest,
               due in quarterly installments through
               December 1997                            $  18,800    $   35,819


          Note payable at 8.55% interest, in monthly
               installments through January 1996,
               collateralized by certain equipment                          393

          Capitalized lease obligations                    40,481        79,639
                                                      -----------    ----------

          Total future aggregate payments                  59,281       115,851
          Less: Amount representing interest                4,646        15,829
                                                      -----------    -----------
                                                           54,635       100,022
          Less: current portion                            51,926        45,387
                                                      -----------    ----------
                                                       $    2,709     $  54,635
                                                      ============  ============


          Aggregate future principal payments are as follows:

              Year Ending December 31,
              ------------------------
                         1997                                         $  51,926
                         1998                                             2,709
                                                                   ------------
                                                                      $  54,635
                                                                   ============

          The Company, through its home-equity loan subsidiary, has a $3,000,000 open warehouse line of credit to be used exclusively for the disbursement of retail loans. Borrowings will bear interest at the bank's prime rate plus 1%. At December 31, 1996, there were no outstanding borrowings.

NOTE 7 -  Related Party Transaction:
          --------------------------

          National Home Guaranty has several approved contractors which are recommended to homeowners. One such contractor's principal owner is a director of the Company. The Company received from this contractor, contract fee income of approximately $21,000 for the year ended December 31, 1996.

NOTE 8 -  Restructuring Charges:
          ----------------------

          For the years ended December 31, 1996 and 1995, the Company recorded in connection with the closings of one restaurant each year, restructuring charges of approximately $267,000 and $114,000, respectively. The principal items included in the charges are abandonment of leasehold improvements, property and equipment, and the reversal of deferred rent liabilities.

               LINDA'S DIVERSIFIED HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 -  Income Taxes:
          -------------

          At December 31, 1996,  the Company had federal and state net operating
          loss   carryforwards  of  approximately   $6,000,000  and  $6,500,000,
          respectively, expiring between 2002 and 2011.

          The deferred tax asset listed below represents the tax benefit resulting from the utilization of net operating loss carryforwards. The valuation allowance represents the portion of the deferred tax asset, the benefits of which more than likely will not be realized by the Company. As a result, the Company's effective income tax credit differs from the statutory tax credit that would have been recorded without such valuation allowance.
                                                            December 31,
                                                  ------------------------------
                                                       1996            1995
                                                  ---------------  -------------

         Net operating loss carryforward             $1,485,000      $ 782,000
         Valuation allowance on deferred tax asset   (1,485,000)      (782,000)
                                                    ------------   ------------
                                                    $     -         $    -
                                                    ===========    =============

NOTE 10 - Commitments:

          Leases - The Company has operating leases on all of its locations with terms expiring between 1997 and 2015. Substantially all of these leases require the Company to pay for common area maintenance charges and increases in real estate taxes, and include various renewal options. The Company has further entered into sublease arrangements with three franchisees with terms similar to those underlying leases.

         Future aggregate minimum rental payments are as follows:

                                                  Minimum        Sublease
         Year Ending December 31,   Total         Rentals        Income
         ------------------------   -----         -------        ------

                1997               142,000        301,000        (159,000)
                1998               117,000        277,000        (160,000)
                1999                99,000        259,000        (160,000)
                2000                80,000        244,000        (164,000)
                2001                67,000        241,000        (174,000)
                Thereafter            -         1,226,000      (1,226,000)
                                  ----------------------------------------
                                   505,000      2,548,000      (2,043,000)
                                  ========================================

          Rent expense, including common area maintenance charges and real estate taxes, net of sublease income, was approximately $229,000 and $324,000 for 1996 and 1995, respectively, of which approximately $10,000 was included in preopening costs in 1995.

          Employment Contracts - The Company has employment contracts extending through May 1997 with its Chief Executive Officer and Chief Operating Officer providing for annual salaries of $110,000 and $99,000, respectively. These contracts also provide for periodic increases as approved by the Board of Directors.

               LINDA'S DIVERSIFIED HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - Stockholders' Equity:
          ---------------------

          In June 1994, the Company completed its initial public offering for the sale of 1,100,000 units at $5.00 per unit. The net proceeds to the Company were approximately $4,359,000. Each unit consists of one share of Class A common stock, one redeemable Class A warrant, and one redeemable Class B warrant. Each Class A warrant entitles the holder to purchase one share of Class A common stock and one Class B warrant at an exercise price of $6.25, and each Class B warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $8.50.

          In July 1994, the Company sold an additional 165,000 units at $5.00 per unit upon exercise of the underwriter's over-allotment option. The net proceeds to the Company were approximately $705,000. In addition, the Company has agreed to sell to the underwriter and a finder, options to purchase an aggregate of 110,000 units at an exercise price of $6.00 per unit, expiring in May 1999.

          In connection with the offering, 450,000 shares (the "Escrow Shares") of the 800,000 shares of Class B common stock owned by certain original stockholders are held in escrow and subject to contribution to the Company, without consideration, if the Company does not attain certain earnings levels or the market price of the Company's Class A common stock does not attain certain targets by December 31, 1997. In the event of the release of the Escrow Shares, the Company will recognize compensation to the extent of the aggregate fair market value of the shares released to officers, directors, employees or consultants of the Company.

          In May 1996, the Company completed a private placement for the sale of 40 units at $50,000 per unit. The net proceeds to the Company were $1,654,511. Each unit consists of 20,000 shares of Class A common stock and 20,000 redeemable Class C warrants. Each Class A warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $5.25.

          In December 1996, the Company completed a private placement for the sale of 120,000 shares of Series A preferred stock at $10 per share with a liquidating preference of $10 per share. The net proceeds to the Company were $1,000,580. Each share provides for a dividend of $.70 per annum for the first twelve months, and $1.00 per annum thereafter, such dividends being payable on the 15th of March, June, September and December. The shares are each further convertible into
          3.64 Class A common shares after six months.

          The Class A, Class B and Class C warrants, and certain Unit Purchase and Private Placement Options, are subject to anti-dilution adjustments. As a result of the securities issued in the private placements, the number of these outstanding securities have increased and the exercise prices have been adjusted.

NOTE 12 - Stock Options:
          --------------

          In February 1994, the Board of Directors approved the adoption of the 1994 stock option plan (the "Plan"). The plan provides for the granting of an aggregate of 130,000 incentive stock options and non-qualified stock options to directors, agents, consultants and employees of the Company. The options are exercisable at prices between $4.00 and $6.125 per share. The plan further provides that the maximum term of a stock option may not exceed 10 years, and the period that the stock option may be exersisable will be determined by the Board of Directors. At December 31, 1996, options to purchase 59,800 shares of Class A common stock are outstanding, none of which have been exercised.

               LINDA'S DIVERSIFIED HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - Stock Options (continued):
          -------------------------

          During 1995, the Board of Directors approved the adoption of the 1995 stock option plan (the "Plan"). The plan provides for the granting of an aggregate of 600,000 incentive stock options and non-qualified stock options to directors, agents, consultants and employees of the Company. The options are exercisable at prices between $3.75 and $6.00. The plan further provides that the maximum term of a stock option may not exceed 10 years, and the period that the stock option may be exercisable will be determined by the Board of Directors. At December 31, 1996, options to purchase 384,035 shares of Class A common stock are outstanding, none of which have been exercised.

          The activity in the plans are as follows:

                                            Exercise price per share
                                            ------------------------
                                        Number of               Weighted
                                         Options      Range      Average
                                        --------------------------------
           Balance outstanding,
               January 1, 1995            23,000    $4.25-$5.00    $4.61
           Granted                       200,500     3.75-6.125     4.07
           Forfeited                      (2,100)       6.125       6.13
                                         -------------------------------
           Balance outstanding,
               December 31, 1995         221,400     3.75-6.125     4.11
           Granted                       240,035     4.31-6.00      5.87
           Forfeited                     (17,600)    4.25-6.125     4.85
                                         -------------------------------
           Balance outstanding,
               December 31, 1996         443,835     3.75-6.125     5.02
                                         ===============================

          The Company has adopted the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Company's two stock option plans. Had compensation cost for the Company's two stock option plans been determined based on the fair value at the grant date of awards in 1996 and 1995 consistent with provisions of SFAS 123, the Company's consolidated net loss and loss per common share would have increased to the proforma amounts indicated below:

                                                    1996             1995
                                                    ----             ----
           Net loss applicable to common
               stockholders, as reported       $(3,117,485)      $(2,069,694)
           Net loss applicable to common
                   stockholders, proforma       (3,415,242)       (2,115,312)
           Loss per common share, as reported        (1.44)            (1.28)
           Loss per common share, proforma           (1.57)            (1.31)


          Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting proforma compensation cost may not be representative of that to be expected in future years.

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995 respectively: risk-free interest rates of 6.0 percent; no dividend yields of expected lives of 3 years; and expected volatility of 55 percent.

               LINDA'S DIVERSIFIED HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - Segment Reporting:
          -----------------

          The Company's two business operating segments are restaurant operations and franchising and loan operations (which commenced operations in April 1996). The following financial data is presented for the business segments of the Company for the year ended December 31, 1996. Operating loss by segment is total revenue less operating expenses. In computing operating loss by business segment, none of the following items have been added or deducted: interest income (expense), income taxes and unusual items. Identifiable assets by business segment are those assets used in Company operations in each segment. The corporate assets are included in the restaurant and franchising operations. Capital expenditures include acquisitions of property and equipment.
                                      Restaurant and
                                       Franchising             Loan
                                        Operations           Operations
                                      --------------        -------------
         Total revenue                 $ 1,243,187          $   56,813 (1)
         Operating loss                 (1,618,832)         (1,552,405)
         Identifiable assets               890,053           1,397,500
         Depreciation and amortization     116,780              14,575
         Capital expenditures               96,138              91,535


          (1) Total loan operations revenue consists of $36,596 of contract fee income, $8,340 of loan origination fees and $11,877 of loan participation premiums. $21,000 of contract fee income (57%) was from one customer, and 100% of the loan participation premiums was from one third-party lending institution.

NOTE 14 - Continuing Operations:
          ---------------------

          Management's plans in regard to the losses incurred include the following strategies focusing primarily on increasing the volume of business at its subsidiary, National Home Guaranty: (1) obtaining additional equity-based financing through public and/or private offerings, (2) broadening the types of marketing sources used to obtain loan prospects. The Company expects to begin to use information kiosks placed in malls as well as booths at consumer home shows as additional means of marketing to its target audience, (3) seek strategic alliances with retail home-improvement stores to provide financing for consumers who are doing projects themselves, (4) pursuing the direct loan market emphasizing debt-consolidation for debt-laden consumers. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and an accumulated deficit of $6,300,358 at December 31, 1996 that raise doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 15 - Subsequent Event:
          ----------------

          In March 1997, the Company signed a master license agreement with a licensee and received a $120,000 license fee. Under this agreement, the licensee has acquired territory rights to develop a minimum of 20 restaurants in the Philippines over a ten year term. These restaurants will operate under the proprietary trademark, trade names and standard operating procedures of the Company, and will utilize the Company's former operating name, Linda's Flame Roasted Chicken. The Company will receive additional fees upon the opening of each restaurant, and monthly royalties based upon a percentage of each restaurant's net sales.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   April 14, 1997             LINDA'S DIVERSIFIED HOLDINGS INC.
                                   (Registrant)
                              By:  /s/
                                   ---------------------------------------------
                                   Peter Weissbrod
                                   President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  April 14, 1997       /s/
                            ----------------------------------------------------
                            Peter Weissbrod, President, Chief Executive Officer
                            and Director
                            (Principal Executive and Financial Officer)

Date:  April 14, 1997       /s/
                            ----------------------------------------------------
                            Stuart Fuchsman, Vice President, Chief Operating
                            Officer and Director

Date:  April 14, 1997       /s/
                            ----------------------------------------------------
                            Richard Goldberger, Chairman of the Board of
                            Directors

Date:  April 14, 1997       /s/
                            ----------------------------------------------------
                            Lewis Levine, Director

Date:
                            ----------------------------------------------------
                            William Ozzard, Director

Date:
                            ----------------------------------------------------
                            Ivan Szathmary, Director

                                  EXHIBIT INDEX

               (Only the Exhibits filed herewith are listed below)


No.               Description
---               -----------

3.1 Certificate of Incorporation of the Registrant and all amendments thereof (including the Certificate of Designations relating to Series A Preferred).

23.1              Consent of Rothstein, Kass & Company, P.C.

27                Financial Data Schedule