Form 10QSB
period 1997-03-31
LINDAS DIVERSIFIED HOLDINGS INC
filed 1997-05-15
CIK 920210

US SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    33-76422
                            (Commission file number)

                        Linda's Diversified Holdings Inc.
        (Exact name of small business issuer as specified in its charter)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 15, 1997

             Class A Common Stock, $.001 par value: 2,065,000 shares
              Class B Common Stock, $.001 par value: 800,000 shares


    Transitional Small Business Disclosure Format (Check one):Yes ( ) No (X)

               LINDA'S DIVERSIFIED HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     March 31,      December 31,
                                                       1997             1996
                                                    -----------     ------------
                                                    (unaudited)
             ASSETS


CURRENT ASSETS:
    Cash and cash equivalents                    $    732,345      $ 1,331,582
    Inventories                                        10,457           15,065
    Retail loans receivable                            89,489           42,691
    Notes receivable, current portion                     -             10,000
    Prepaid expenses and other current assets         115,370           84,049
                                                 ------------      -----------
          Total Current Assets                        947,661        1,483,387
                                                 ------------      -----------


PROPERTY AND EQUIPMENT                                453,538          432,289
                                                 ------------      -----------

OTHER ASSETS:
   Restricted cash                                    162,500          162,500
   Notes receivable, less current portion             150,155          150,155
   Intangible assets                                   34,880           39,299
   Deposits and other assets                           22,415           19,923
                                                 ------------      -----------
                                                      369,950          371,877
                                                 ------------      -----------

                                                   $1,771,149      $ 2,287,553
                                                 ============      ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Long term debt, current portion                $   41,966      $     51,926
    Accounts payable and accrued expenses             225,196           295,119
    Accrued payroll and payroll taxes                  23,991             5,969
    Sales tax payable                                   4,493             4,866
    Deferred franchise fees                           160,000            85,000
                                                 ------------      ------------
          Total Current Liabilities                   455,646           442,880
                                                 ------------      ------------


LONG TERM LIABILITIES:
   Long term debt, less current portion                   170             2,709
   Deferred rent                                       42,009            42,519
                                                 ------------      ------------
                                                       42,179            45,228
                                                 ------------      ------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
     Preferred stock, Series A, $.001 par value;
          2,500,000 shares authorized; 120,000
          shares issued and outstanding                   120               120
     Common stock, Class A, $.001 par value;
          15,000,000 shares authorized; 2,065,000
          shares issued and outstanding                 2,065             2,065
     Common stock, Class B, $.001 par value;
          800,000 shares authorized; 800,000
          shares issued and outstanding                   800               800
     Capital in excess of par value                 8,096,818         8,096,818
     Accumulated deficit                           (6,826,479)       (6,300,358)
                                                  -----------      ------------
          Total Stockholders' Equity                1,273,324         1,799,445

                                                  $ 1,771,149      $  2,287,553
                                                  ============     ============

See accompanying notes to consolidated financial statements.

               LINDA'S DIVERSIFIED HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                -------------------------------
                                                     1997              1996
                                                --------------  ---------------

REVENUES:
   Restaurant sales, net                             $ 221,517         $291,360
   Initial franchise fees                               25,000              -
   Franchise royalties                                  12,758            4,642
   Contract fee income                                  10,841              -
   Loan origination fees                                   680              -
   Loan participation premiums                           3,095              -
                                                     ---------         --------
                                                       273,891          296,002
                                                     ---------         --------

COSTS AND EXPENSES:
     Restaurant Operations:
          Food and paper costs                          89,713          121,987
          Restaurant labor and related expenses         73,566          119,592
          Operating expenses                            1O,146           20,764
          Occupancy expenses                            43,046           74,336
          Depreciation and amortization                 28,517           31,577
     Loan Operations:
          Payroll and related expenses                 182,610           58,493
          Media and advertising costs                   53,693              -
          Operating expenses                            94,975           22,076
     Corporate and Franchising:
          General and administrative                   205,641          241,986
                                                     ---------         --------

                                                       781,907          690,811
                                                     ---------         --------

LOSS FROM OPERATIONS                                  (508,016)        (394,809)

   OTHER INCOME (EXPENSE):
     Interest and other income                          10,146           13,984
     Interest expense                                   (2,251)          (4,318)
                                                     ----------       ---------
                                                         7,895            9,666
                                                     ----------       ---------

NET LOSS                                              (500,121)        (385,143)

PREFERRED STOCK DIVIDENDS                               21,000              -
                                                     ----------       ---------

NET LOSS APPLICABLE TO COMMON STOCK                 $ (521,121)     $ (385,143)
                                                      =========      ==========

NET LOSS PER COMMON SHARE                           $    (0.22)     $    (0.24)
                                                      =========      ==========

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                        2,415,000       1,615,000
                                                     ==========      ==========

See accompanying notes to consolidated financial statements.

               LINDA'S DIVERSIFIED HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                -------------------------------
                                                     1997              1996
                                                --------------  ---------------


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                             $ (500,121)  $(385,143)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                         28,517      31,577
    Changes in operating assets and liabilities:
      Decrease in inventories                              4,608       3,983
      (Increase) in prepaid expenses and other assets    (31,321)    (88,493)
      (Increase) in deposits and other assets             (2,492)    (16,373)
      Increase (decrease) in accounts payable and
        accrued expenses                                 (69,923)     17,852
      Increase (decrease) in accrued payroll and
        payroll taxes                                     18,022     (21,624)
      Decrease in sales tax payable                         (373)     (1,442)
      Increase in deferred franchise fees                 75,000      25,000
      Increase (decrease) in deferred rent                  (510)      4,131
                                                       ---------    --------
             Net cash used in operating activities      (478,593)   (430,532)
                                                       ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from redemption of cash investments           -        571,000
     Acquisition of cash investments                        -        (88,000)
     Funds advanced under notes receivable                  -       (198,228)
     Proceeds from notes receivable                       10,000       1,737
     Disbursements for retail loans receivable          (145,035)        -
     Proceeds from sale of retail loans receivable        98,237         -
     Acquisition of property and equipment               (45,347)    (55,513)
     Acquisition of intangible assets                       -         (3,580)
                                                       ---------   ---------
           Net cash provided by (used in)
             investing activities                        (82,145)    227,416
                                                       ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments of preferred dividends                   (21,000)        -
       Payments of long-term debt                        (12,499)    (10,935)
                                                        --------    --------
           Net cash used in financing activities         (33,499)    (10,935)
                                                       ---------   ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                 (594,237)   (214,051)

CASH AND CASH EQUIVALENTS, Beginning of period         1,331,582     558,013
                                                       ---------    --------

CASH AND CASH EQUIVALENTS, End of period               $ 732,345   $ 343,962
                                                       =========   =========

SUPPLEMENTAL INFORMATION:
   Interest paid                                       $   2,251   $   4,318
                                                       =========   =========
   Income taxes paid                                   $    -      $    -
                                                       =========   =========


See accompanying notes to consolidated financial statements.

               LINDA'S DIVERSIFIED HOLDINGS INC. AND SUBSIDIARIES
                   Notes to consolidated financial statements
                                   (Unaudited)


(1) The consolidated balance sheet of Linda's Diversified Holdings Inc. (the "Company") as of December 31, 1996 has been derived from the audited consolidated balance sheet contained in the Company's Form 10-KSB as of December 31, 1996 and is presented for comparative purposes. All other financial statements are unaudited. All adjustments which are of a normal and recurring nature and in the opinion of management necessary for a fair presentation, have been included. The results of operations for interim periods are not necessarily indicative of the operating results for the full year. Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the most recent fiscal year.

(2) In March 1997, the Company signed a master license agreement with a licensee and received a $120,000 license fee. Under this agreement, the licensee has acquired territory rights to develop a minimum of 20 restaurants in the Philippines over a ten year term. These restaurants will operate under the proprietary trademark, trade names and standard operating procedures of the Company, and will utilize the Company's former operating name, Linda's Flame Roasted Chicken. The Company will receive additional fees upon the opening of each restaurant, and monthly royalties based upon a percentage of each restaurant's net sales.


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------

Principles of Consolidation -
---------------------------

The  consolidated   financial   statements   include  the  accounts  of  Linda's
Diversified Holdings, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Franchise Related Income and Deferred Franchise Fees -
----------------------------------------------------

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

Cash Equivalents -
-----------------

The Company considers highly liquid debt instruments with maturities of three months or less to be cash equivalents.

Restricted  Cash -
----------------

In connection with regulatory banking requirements in certain states, National Home Guaranty,a wholly-owned subsidiary of the Company, is required to post mortgage surety bonds which are collateralized by irrevocable letters of credit. The collateralization underlying these letters of credit is shown as restricted cash in the March 31, 1997 financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

OVERVIEW
--------

The Company is a holding corporation consisting of restaurant operations, restaurant franchising, and home-equity loan operations. The restaurant entities, operating under the name Linda's Rotisserie & Kitchen (formerly Linda's Flame Roasted Chicken), consist of seven restaurants, two of which are Company-owned and operated, and five of which are franchised. Additionally, the Company has sold an additional two franchises, one in New Jersey and one in New York, which are expected to open later in 1997. The loan operations are conducted through National Home Guaranty ("NHG"), a wholly-owned subsidiary, which commenced operations in April 1996, providing both conventional and federally-guaranteed financing for homeowners and lead-generation services for contractors with respect to home-improvement services in the low-to-moderate income housing markets. NHG is approved by the US Department of Housing and Urban Development to originate federally-guaranteed Title I loans, and is currently a licensed lender in seven states including New Jersey, Massachusetts, Rhode Island, Delaware, Maryland, New Hampshire and Connecticut. NHG also operates on a limited-basis in Pennsylvania and New York which do not require a special license for the services in which the NHG are currently providing in those states.

In order to improve its liquidity and provide additional working capital during the start-up phase of NHG's business, the Company requires and is actively seeking additional financing through a private placement of debt or equity, or a joint venture. However, there can be no assurance of success. The Company believes that additional funding will be required for it to meet its cash requirements for the next twelve months. If such financing is not secured, the Company will be required to further curtail its activities (which the Company does not believe will provide a solution to the problem), sell NHG or its lending business, or in the absence of a viable alternative, discontinue operations.

RESTAURANT OPERATIONS
---------------------

Gross restaurant sales for the quarter ended March 31, 1997 decreased $74,000 (24%) as compared to the quarter ended March 31, 1996. Comparable store gross sales (for locations opened at least one year) decreased $14,000 (6%). The total sales decreases were due to the Company having three Company-owned locations in the first quarter of 1996 compared with two such locations in 1997. The Company closed a restaurant in June 1996 to reduce its losses and preserve its working capital. The same store sales decreases were due to the increased saturation of, and intense competition from, similar restaurant concepts throughout New Jersey.

Food and paper costs collectively decreased as a percentage of gross sales for the three months ended March 31, 1997 compared to 1996 to $90,000 (39% of gross sales) from $122,000 (40% of gross sales), respectively, due to lower poultry costs in 1997. These costs were at a ten-year high throughout 1996. Additional cost reductions were a result of the continued shifting of the restaurants' menu mix to gourmet sandwiches, which have lower food costs than other meals.

Restaurant labor and related expenses decreased to $74,000 (32% of gross sales) for the quarter ended March 31, 1997 as compared to $122,000 (39% of gross sales) for 1996. This decrease, as a percentage of gross sales, is due to the closing, in June 1996, of the Company's Livingston, New Jersey location which had its highest labor costs, as well as the Company's continued focus on correlating hourly labor to projected sales.

Operating expenses, including such items as local promotion, repairs and maintenance and store supplies, totalled $10,000 (4% of gross sales) for the first three months of 1997 compared to $21,000 (7% of gross sales) for the comparable period in 1996.

Occupancy costs, including such fixed and recurring items as rent, common area maintenance charges and utilities, totalled $43,000 (19% of gross sales) and $74,000 (25% of gross sales) for the quarters ended March 31, 1997 and 1996, respectively. This decrease as a percentage of gross sales is due to the closing of the Company' Livingston, New Jersey location which had its highest occupancy costs.

Depreciation and amortization decreased to $29,000 for the quarter ended March 31, 1997 from $32,000 for 1996. This decrease is attributable to the fact that the Company had equipment and leasehold improvements at one additional location in 1996 which was closed in June 1996.


RESTAURANT FRANCHISING
----------------------

The Company's franchising operations are administered through its subsidiary, Linda's Chicken International. As of March 31, 1997, five franchises were opened. The first in Colonia, New Jersey, began operations in December 1995. The second, a free-standing prototype in Westwood, New Jersey, opened in April 1996. The third location opened in Flemington, New Jersey in September 1996. The fourth location opened in Oakland, New Jersey in November 1996. The fifth location opened in South Orange, New Jersey in March 1997. Franchise royalty income, amounted to $13,000 for the three months ended March 31, 1997 compared with $5,000 for the comparable period in 1996. This increase is due to the Company having five franchises opened at March 31, 1997 compared with one at March 31, 1996.

The Company maintains an advertising fund to be used for regional advertising expenditures which benefit all locations. Franchisees are required to contribute a percentage of their net sales to this fund. The Company also contributes to the fund promotional rebates received from suppliers. For the three months ended March 31, 1997, this fund had an equal amount of revenues and expenditures.

Expenses related to the franchising operation, consisting of such items as franchise support personnel, legal fees and advertising, are included in general and administrative expenses in the Company's financial statements, and totalled $30,000 and $42,000 for the quarters ended March 31, 1997 and 1996, respectively.


LOAN OPERATIONS
---------------

The Company's loan operations are conducted through its subsidiary, NHG. These operations include providing low-to-moderate income homeowners with a single source for both home improvement loans (conventional and federally-guaranteed) and qualified contractors. Initially, NHG intended to provide essentially federally-guaranteed loans, but has expanded to now include both federally-guaranteed and convential loans. NHG derives its revenue from administrative fees received from participating contractors representing a percentage of each completed contract. The Company additionally can derive revenue from loan participation by means of receiving a premium from a third-party buyer of such loans, or loan origination fees from a borrower.

NHG first began receiving revenue in May 1996 which resulted from the Company's test marketing efforts. Gross revenue for the quarter ended March 31, 1997 totalled $15,000 including $11,000 in completed contract fee income, $1,000 in loan origination fees and $3,000 in loan participation premiums. The Company recognizes contract fee income when the related contract is completed by the contractor.

NHG experienced charges of $331,000 for the quarter ended March 31, 1997, as described below, relating to the continued test marketing of its operations.

Payroll and related expenses, consisting of management, telemarketing representatives, credit analysts and processors, totalled $183,000 (55% of total expenses) for the three months ended March 31, 1997. While management labor is a fixed expense, NHG has the ability to correlate the amount of its other operations personnel to the loan request volume it receives. All telemarketing representatives and field marketing employees are paid hourly, and most are part-time employees.

Media and advertising costs, consisting of media time bought on television, as well as the production and distribution of direct mail, totalled $54,000 (16% of total expenses) for the quarter ended March 31, 1997. Due to initially disappointing results from its test advertising campaign, NHG worked with media consultants on redesigning and refocusing its commercials to better attract its target markets. These new commercials continue to be tested in NHG's core markets. Additionally, the Company has begun a field marketing program consisting of information kiosks placed in high traffic shopping malls. Each kiosk is staffed by trained representatives who assist homeowners in getting information about a home improvement loan or debt consolidation. In March 1997, NHG opened the first of such kiosks in Woodbridge, New Jersey. The Company opened an additional kiosk in Staten Island, New York in April 1997, and a third kiosk in southern New Jersey in May 1997. If successful, the Company expects to continue to expand its field marketing program to additional markets since it provides the Company with prospects at a lower cost than television advertising. Television advertising costs were significantly reduced for the three months ended March 31, 1997 due to the seasonal decreases of potential home-improvement loan business during the winter in the northeast. The Company expects overall media costs to be one of the largest expense items in future operations and to have a significant impact on the generation of future revenues.

Operating expenses, consisting of expenses necessary to operate the Company's main office in New Jersey and its branch office in Massachusetts, as well as legal and consulting fees and expenses related to obtaining licenses and permits, totalled $95,000 (29% of total expenses) for the quarter ended March 31, 1997. Typically, most of these expenses are of a fixed and recurring nature and will decrease as a percentage of revenue as revenue increases.


CORPORATE
---------

General and administrative expenses decreased to $206,000 for the first three months of 1997 from $242,000 in 1996. This is as a result of continued reductions in overhead as a result of the elimination of several corporate positions. While the Company anticipates that cost containment will continue to take place in this expense category, general and administrative expenses will continue to represent a large percentage of revenues until the Company's subsidiaries can develop gross revenue volume sufficient to absorb these costs.

Interest income decreased to $10,000 from $14,000 for the quarters ended March 31, 1997 and 1996, respectively. Investment earnings are principally from the Company's investments in short-term United States government-backed obligations. This source of income has decreased as the Company has expended funds which were invested in 1996 on the expansion of its operations. Additionally, the Company receives interest income from loans that NHG sells to third-party buyers representing the period from when NHG disburses funds to the time that the related loan is sold.

Liquidity and Capital Resources
-------------------------------

Current assets at March 31, 1997 were $953,000 compared to $1,483,000 at December 31, 1996 and current liabilities were $481,000 at March 31, 1997 compared to $443,000 at December 31, 1996. The Company's restaurants sell to consumers in what are substantially all cash transactions. Any credit and debit card business transacted is electronically credited to the Company's accounts within 48 hours. The Company's debt at March 31, 1997, consisted of obligations owed under capitalized leases for point-of-sale terminals at each of the restaurants totalling $28,000. Additionally, the Company issued a note payable, with a remaining balance of $14,000 at March 31, 1997, in conjunction with its acquisition of the restaurant in Summit, NJ. The Company currently has no bank borrowings. The Company is obligated to pay quarterly dividends on its Series A preferred stock totalling $21,000 per quarter.

The Company requires capital principally to expand the operations of NHG. The Company is not pursuing new franchisees for its restaurant business and does not currently intend to open additional Company-owned restaurants. Funds will be used primarily for NHG to continue to develop and refine its marketing programs, buy media time, and expand its operations into other metropolitan areas. The Company expects that its future results will be predominantly affected by the success or failure of NHG.

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

For the three months ended March 31, 1997, NHG closed loans totalling $145,000, of which $56,000 had been sold to a third-party lender. Thus, retail loans receivable amounted to $89,000 at March 31, 1997. The Company sold all such retail loans in April 1997.

The Company anticipates that its current trend of losses will continue. NHG, whose business is based upon the home improvement industry, experiences a decrease in potential revenues during the winter months due to a significant slowdown in home improvement requests and contractor ability to complete projects during adverse winter weather in the Northeast, the primary area where NHG currently lends. In order to offset the seasonal decreases expected in its business in the future, the Company is attempting to initiate lending activities in southeastern states to improve its ability to generate loan volume during the winter. License application processes are lengthy, however, and there is no assurace as to when the Company will actually obtain the requisite licenses in any state. In order to improve its liquidity and provide additional working capital during the start-up phase of NHG's business, the Company requires, and is actively seeking additional financing through a private placement of debt or equity. However, there can be no assurance of success. The Company believes that additional funding will be required for it to meet its cash requirements for the next twelve months. If such financing is not secured, the Company will be required to further curtail its activities (which the Company does not believe will provide a solution to the problem), sell NHG or its lending business, or in the absence of a viable alternative, discontinue operations.

Forward-Looking Information May Prove Inaccurate
------------------------------------------------

This report contains forward-looking statements and information that are based on management's beliefs as well as assumptions made by, and information currently available to, management. When used in this document, the words
"anticipate", "believe", "estimate", "expect" and similar expressions are intended to identify forward-looking statements. Such statements involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: business conditions and growth in the industry, general economic conditions, product development, competition, government regulations, rising costs for food and paper supplies, the risk of franchising, and all the risks associated with start-up businesses as it relates to the activities of NHG, and the risk factors listed from time to time in the Company's SEC reports, including, but not limited to, the Company's annual report on Form 10-KSB for the year fiscal year ended December 31, 1996.


Part II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
           None.

Item 2.  Changes in Securities
           None.

Item 3.  Defaults upon Senior Securities
           None.

Item 4.  Submission of Matters to a Vote of Security Holders
           None.

Item 5.  Other Information
           None.

Item 6.  Exhibits and Reports on Form 8-K

     a) Exhibits: Exhibit 27 (Financial Data Schedule for First Quarter of 1997)
     b) Reports on Form 8-K

          No reports on Form 8-K have been filed during the quarter for which this report is filed.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Linda's Diversified Holdings Inc.
                                     (Registrant)



May 15, 1997                         /s/ Peter Weissbrod, President
                                     ------------------------------
                                     (Principal Executive and Financial Officer)