Form 10QSB
period 1997-06-30
LINDAS DIVERSIFIED HOLDINGS INC
filed 1997-08-13
CIK 920210

US SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 8, 1997

             Class A Common Stock, $.001 par value: 2,065,000 shares Class B Common Stock, $.001 par value: 800,000 shares


    Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)

               LINDA'S DIVERSIFIED HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                       June 30,    December 31,
             ASSETS                                      1997         1996
                                                     -----------   ------------
                                                     (unaudited)

CURRENT ASSETS:
     Cash and cash equivalents                       $    78,075    $ 1,331,582
     Inventories                                           8,103         15,065
     Retail loans receivable                             117,714         42,691
     Notes receivable, current portion                      --           10,000
     Net assets held for sale                             79,000           --
     Prepaid expenses and other current assets           170,863         84,049
                                                     -----------    -----------
               Total Current Assets                      453,755      1,483,387
                                                     -----------    -----------


PROPERTY AND EQUIPMENT                                   317,153        432,289
                                                     -----------    -----------

OTHER ASSETS:
     Restricted cash                                     212,500        162,500
     Notes receivable, less current portion                 --          150,155
     Intangible assets                                    30,345         39,299
     Deposits and other assets                            15,292         19,923
                                                     -----------    -----------
                                                         258,137        371,877
                                                     -----------    -----------

                                                     $ 1,029,045    $ 2,287,553
                                                     ===========    ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Long term debt, current portion                 $    29,074    $    51,926
     Accounts payable and accrued expenses               407,985        295,119
     Accrued payroll and payroll taxes                    62,498          5,969
     Sales tax payable                                     3,392          4,866
     Deferred franchise fees                             160,000         85,000
                                                     -----------    -----------
               Total Current Liabilities                 662,949        442,880
                                                     -----------    -----------

LONG TERM LIABILITIES:
     Long term debt, less current portion                   --            2,709
     Deferred rent                                        41,949         42,519
                                                     -----------    -----------
                                                          41,949         45,228
                                                     -----------    -----------

COMMITMENTS

STOCKHOLDERS' EQUITY:
     Preferred stock, Series A, $.001 par value;
        2,500,000 shares authorized; 120,000
        shares issued and outstanding                        120            120
     Common stock, Class A, $.001 par value;
        15,000,000 shares authorized; 2,065,000
        shares issued and outstanding                      2,065          2,065
     Common stock, Class B, $.001 par value;
        800,000 shares authorized; 800,000
        shares issued and outstanding                        800            800
     Capital in excess of par value                    8,096,818      8,096,818
     Accumulated deficit                              (7,775,656)    (6,300,358)
                                                     -----------   ------------
               Total Stockholders' Equity                324,147      1,799,445
                                                     -----------   ------------

                                                     $ 1,029,045    $ 2,287,553
                                                     ===========    ===========

          See accompanying notes to consolidated financial statements.

               LINDA'S DIVERSIFIED HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                           Six Months Ended             Three Months Ended
                                                                June 30,                     June 30,
                                                      ---------------------------  --------------------------
                                                           1997           1996          1997          1996
                                                      ------------- -------------  --------------------------

REVENUES:

     Restaurant sales, net                           $   436,407    $   611,037    $   214,890    $   319,677
     Initial franchise fees                               25,000         25,000           --           25,000
     Franchise royalties                                  21,621         14,458          8,863          9,816
     Contract fee income                                  35,352         15,944         24,511         15,944
     Loan origination fees                                 7,026          7,500          6,346          7,500
     Loan participation premiums                          22,598            712         19,503            712
                                                     -----------    -----------    -----------    -----------
                                                         548,004        674,651        274,113        378,649
                                                     -----------    -----------    -----------    -----------

COSTS AND EXPENSES:
   Restaurant Operations:
        Food and paper costs                             175,435        250,553         85,722        128,566
        Restaurant labor and related expenses            142,056        226,997         68,490        107,405
        Operating expenses                                20,648         51,187         10,502         25,240
        Occupancy expenses                                87,387        145,463         44,341         71,127
        Depreciation and amortization                     52,651         66,690         24,134         35,113
   Loan Operations:
        Payroll and related expenses                     437,835        215,546        255,225        157,053
        Media and advertising costs                      289,105        256,606        235,412        256,606
        Operating expenses                               197,331        144,591        102,356        122,515
   Corporate and Franchising:
        General and administrative                       409,422        512,696        203,781        275,893
        Bad debt expense                                 150,155           --          150,155           --
        Restructuring charge                              44,812        266,987         44,812        266,987

                                                     -----------    -----------      ---------   ------------
                                                       2,006,837      2,137,316      1,224,930      1,446,505
                                                     -----------    -----------      ---------   ------------

LOSS FROM OPERATIONS                                  (1,458,833)    (1,462,665)      (950,817)    (1,067,856)

OTHER INCOME (EXPENSE):
     Interest and other income                            29,395         35,307         19,249         21,323
     Interest expense                                     (3,860)        (8,107)        (1,609)        (3,789)
                                                     -----------    -----------      ---------   ------------
                                                          25,535         27,200         17,640         17,534
                                                     -----------    -----------      ---------   ------------


NET LOSS                                              (1,433,298)    (1,435,465)      (933,177)    (1,050,322)
PREFERRED STOCK DIVIDENDS                                 42,000           --           21,000           --

                                                     -----------    -----------    -----------   ------------
NET LOSS APPLICABLE TO COMMON STOCK                  $(1,475,298)   $(1,435,465)   $  (954,177)   $(1,050,322)
                                                     ===========    ===========    ===========   ============


NET LOSS PER COMMON SHARE                            $     (0.61)   $     (0.75)   $     (0.40)   $     (0.48)
                                                     ===========    ===========    ===========    ===========


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                            2,415,000      1,907,000      2,415,000      1,615,000
                                                     ===========    ===========    ===========   ============



          See accompanying notes to consolidated financial statements.

               LINDA'S DIVERSIFIED HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                 Six Months Ended
                                                                                     June 30,
                                                                       -----------------------------------
                                                                             1997               1996
                                                                       ---------------    ----------------


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                          $ (1,433,298)       $ (1,435,465)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation and amortization                                      52,651              66,690
          Restructuring charge                                               44,812             266,987
          Bad debt expense                                                  150,155               -
          Changes in operating assets and liabilities:
             Decrease in inventories                                          6,962               2,912
             (Increase) in prepaid expenses and other assets                (86,814)             13,083
             (Increase) in restricted cash                                  (50,000)           (162,500)
             (Increase) decrease in deposits and other assets                 4,631             (41,149)
             Increase in accounts payable and accrued expenses              112,866             116,029
             Increase in accrued payroll and payroll taxes                   56,529              14,487
             Decrease in sales tax payable                                   (1,474)             (1,453)
             Increase in deferred franchise fees                             75,000              25,000
             Increase (decrease) in deferred rent                              (570)              8,262
                                                                     ---------------    ----------------
                Net cash used in operating activities                    (1,068,550)         (1,127,117)
                                                                     ---------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from redemption of cash investments                              -                809,000
     Acquisition of cash investments                                           -                (88,000)
     Funds advanced under notes receivable                                     -               (216,591)
     Proceeds from notes receivable                                          10,000               5,009
     Disbursements for retail loans receivable                             (896,140)           (397,404)
     Proceeds from sale of retail loans receivable                          821,117              14,244
     Acquisition of property and equipment                                  (52,373)           (124,618)
                                                                     ---------------    ----------------
                Net cash provided by (used in) investing activities        (117,396)              1,640
                                                                     ---------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock, net of expenses                       -              1,654,311
     Payments of preferred stock dividends                                  (42,000)             -
     Payments of long-term debt                                             (25,561)            (21,941)
                                                                     ---------------    ----------------
                Net cash used in financing activities                       (67,561)          1,632,370
                                                                     ---------------    ----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                  (1,253,507)            506,893

CASH AND CASH EQUIVALENTS, Beginning of period                            1,331,582             558,013
                                                                     ---------------    ----------------

CASH AND CASH EQUIVALENTS, End of period                            $        78,075    $      1,064,906
                                                                    ================   =================

SUPPLEMENTAL INFORMATION:
     Interest paid                                                  $         3,860    $         8,107
                                                                    ================   ================

          See accompanying notes to consolidated financial statements.

                                      -4-

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

(2) On June 5, 1997, the Company closed its restaurant in Summit, New Jersey and subsequetly sold its leasehold interest for $70,000, of which $1,000 was received as a deposit in June and an additional $6,000 was received in July. The Company additionally sold its remaining equipment at this location for approximately $10,000, payments of which were received in July and August. The $79,000 of receivables due from these sales at June 30, 1997 are reported as net assets held for sale on the balance sheet at June 30, 1997. Losses from this store closing, consisting substantially of the writeoff of equipment and excess inventory and totalling approximately $45,000, are reported as a restructuring charge in the June 30, 1997 financial statements.

(3) On June 2, 1997, the Company closed a franchised restaurant in Colonia, New Jersey and subsequently recorded a charge of approximately $130,000 relating to the writeoff of a note receivable from the franchisee which was deemed uncollectible. Additionally, the Company recorded a charge of $20,000 relating to the writeoff of a note receivable deemed uncollectible from its Westwood franchisee. These charges are reported as bad debt expense in the June 30, 1997 financial statements.

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

     Restricted Cash - In connection with regulatory banking requirements in certain states, National Home Guaranty,a wholly-owned subsidiary of the Company, is required to post mortgage surety bonds which are collateralized by irrevocable letters of credit. The collateralization underlying these letters of credit is shown as restricted cash in the June 30, 1997 financial statements.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

OVERVIEW
--------

The Company is a holding corporation consisting of restaurant operations, restaurant franchising, and home-equity loan operations. The restaurant entities, operating under the name Linda's Rotisserie & Kitchen (formerly Linda's Flame Roasted Chicken), consist of five restaurants, one of which is Company-owned and operated, four of which are franchised, and a master license for the Philippines . The loan operations are conducted through National Home Guaranty ("NHG"), a wholly-owned subsidiary, which commenced operations in April 1996, providing both conventional and federally-guaranteed financing for single-family homeowners and lead-generation services for contractors with respect to home-improvement services in the subprime housing markets. NHG is approved by the US Department of Housing and Urban Development to originate federally-guaranteed Title I loans, and is currently a licensed lender in seven states including New Jersey, Massachusetts, Rhode Island, Delaware, Maryland, New Hampshire and Connecticut. NHG also operates on a limited-basis in Pennsylvania and New York which do not require a special license for the services in which NHG are currently providing in those states. NHG currently has an application for a second mortgage license pending in New York.

In order to improve its liquidity and provide additional working capital during the start-up phase of NHG's business, the Company requires and is actively seeking additional financing through a private placement of debt or equity, or a joint venture. However, there can be no assurance of success. The Company believes that additional funding is required for it to meet its cash requirements for the next twelve months. If such financing is not secured, the Company will be required to further curtail its activities (which the Company does not believe will provide a solution to the problem), sell NHG or its lending business, or in the absence of a viable alternative, discontinue operations.


RESTAURANT OPERATIONS
---------------------

In order to focus future resources on its loan operations, the Company has been exploring the possibility of selling its restaurant business or terminating its existing franchisees. There can be no assurance that these efforts will be successful.

Gross restaurant sales for the six months ended June 30, 1997 decreased $179,000 (28%) as compared to the six months ended June 30, 1996. Comparable store gross sales (for locations opened at least one year) decreased $36,000 (9%). The total sales decreases were due to the Company having three Company-owned locations in the six months of 1996 compared with two such locations in 1997 (one at June 30, 1997). The Company closed restaurants in June 1997 and June 1996 to reduce its losses and preserve its working capital. The same store sales decreases were due to the increased saturation of, and intense competition from, similar restaurant concepts throughout New Jersey. Gross sales for the quarter ended June 30, 1997 decreased $105,000 (32%) as compared to the quarter ended June 30, 1996. Comparable store gross sales for this period decreased $26,000 (12%).

Food and paper costs collectively decreased as a percentage of gross sales for the six months ended June 30, 1997 compared to 1996 to $175,000 (38% of gross sales) from $251,000 (40% of gross sales), respectively, due to lower poultry costs in 1997. Additional cost reductions were a result of the continued shifting of the restaurants' menu mix to gourmet sandwiches, which have lower food costs than other meals.

Restaurant labor and related expenses decreased to $142,000 (31% of gross sales) for the six months ended June 30, 1997 as compared to $227,000 (36% of gross sales) for 1996. This decrease, as a percentage of gross sales, is due to the closing, in June 1996, of the Company's Livingston, New Jersey location which had its highest labor costs, as well as the Company's continued focus on correlating hourly labor to projected sales.

Operating expenses, including such items as local promotion, repairs and maintenance and store supplies, totalled $21,000 (5% of gross sales) for the first six months of 1997 compared to $51,000 (8% of gross sales) for the comparable period in 1996.

Occupancy costs, including such fixed and recurring items as rent, common area maintenance charges and utilities, totalled $87,000 (19% of gross sales) and $145,000 (23% of gross sales) for the six months ended June 30, 1997 and 1996, respectively. This decrease as a percentage of gross sales is due to the closing of the Company's Livingston, New Jersey location which had the Company's highest occupancy costs.

Depreciation and amortization decreased to $53,000 for the six months ended June 30, 1997 from $67,000 for 1996. This decrease is attributable to the fact that the Company had equipment and leasehold improvements at one additional location in 1996 which was closed in June 1996.

RESTAURANT FRANCHISING
----------------------

In order to focus future resources on its loan operations, the Company has been exploring the possibility of selling its restaurant business or terminating its franchise agreements. There can be no assurance that these efforts will be successful.

The Company's franchising operations are administered through its subsidiary, Linda's Chicken International. As of June 30, 1997, four franchises were open. Franchise royalty income, amounted to $22,000 for the six months ended June 30, 1997 compared with $14,000 for the comparable period in 1996. This increase is due to the Company having four franchises opened at June 30, 1997 compared with two at June 30, 1996.

The Company maintains an advertising fund to be used for regional advertising expenditures which benefit all locations. Franchisees are required to contribute a percentage of their net sales to this fund. The Company also contributes to the fund promotional rebates received from suppliers. For the six months ended June 30, 1997, this fund had an equal amount of revenues and expenditures.

Expenses related to the franchising operation, consisting of such items as franchise support personnel, legal fees and advertising, are included in general and administrative expenses in the Company's financial statements, and totalled $59,000 and $110,000 for the six months ended June 30, 1997 and 1996, respectively. This decrease is due, in part, to the elimination of the franchise director position which existed in 1996.

LOAN OPERATIONS
---------------

The Company's loan operations are conducted through its subsidiary, NHG. These operations include providing single-family homeowners, primarily in the suprime market, with a single source for both home improvement loans (conventional and federally-guaranteed) and qualified contractors. NHG derives its revenue on contractor loans from marketing fees received from participating contractors representing a percentage of each completed contract, and on direct loans from loan origination fees charged to borrowers. The Company additionally derives revenue on each type of loan from loan participation premiums paid by third-party end investors which buy its loans.

NHG first began receiving revenue in May 1996 which resulted from the Company's test marketing efforts. Gross revenue for the six months ended June 30, 1997 totalled $65,000 including $35,000 in completed contract fee income, $7,000 in loan origination fees and $23,000 in loan participation premiums. For the quarter ended June 30, 1997, gross revenue totalled $50,000 including $25,000 in completed contract fee income, $6,000 in loan origination fees and $19,000 in loan participation premiums. The Company recognizes contract fee income when the related contract is completed by the contractor. Loan origination fees and loan participation premiums are recognized when the related loan is disbursed.

NHG had expenses of $925,000 for the six months ended June 30, 1997, as described below, relating to its operations.

Payroll and related expenses, consisting of management, telemarketing and field marketing representatives, credit analysts and processors, totalled $438,000 (48% of total expenses) for the six months ended June 30, 1997. While management labor is a fixed expense, NHG has the ability to correlate the amount of its other operations personnel to the loan request volume it receives. All telemarketing representatives and field marketing employees are paid hourly, and most are part-time employees.

Media and advertising costs, consisting of media time bought on television, production and distribution of direct mail and mall kiosk operating costs, totalled $289,000 (31% of total expenses) for the six months ended June 30, 1997. In March, the Company began a field marketing program consisting of information kiosks placed in high traffic shopping malls. Each kiosk is staffed by trained representatives who assist homeowners in getting information about a home improvement loan, debt consolidation or home equity loan. In March 1997, NHG opened the first of such kiosks in Woodbridge, New Jersey. The Company opened an additional kiosk in Staten Island, New York in April 1997, and a third kiosk in southern New Jersey in May 1997. If successful, the Company expects to continue to expand its field marketing program to additional markets since it provides the Company with prospects at a lower cost than television advertising. The Company expects overall media costs to be one of the larger expense items in future operations and to have a significant impact on the generation of future revenues.

Operating expenses, consisting of expenses necessary to operate the Company's main office in New Jersey and its branch office in Massachusetts, as well as legal and consulting fees and expenses related to obtaining licenses and permits, totalled $197,000 (21% of total expenses) for the six months ended June 30, 1997. Typically, most of these expenses are of a fixed and recurring nature and will decrease as a percentage of revenue as revenue increases.

CORPORATE
---------

General and administrative expenses decreased to $409,000 for the first six months of 1997 from $513,000 in 1996. This is as a result of continued reductions in overhead as a result of the elimination of several corporate positions. While the Company anticipates that cost containment will continue to take place in this expense category, general and administrative expenses will continue to represent a large percentage of revenues until the Company's subsidiaries can develop gross revenue volume sufficient to absorb these costs.

Bad debt expense represents the writeoff of certain notes receivable from franchisees as more fully described in Note 3 to the financial statements.

Restructuring costs relate to the closing of a Company-owned restaurant in Summit, New Jersey as more fully described in Note 2 to the financial statements.

Interest income decreased to $29,000 from $35,000 for the six months ended June 30, 1997 and 1996, respectively. Investment earnings in 1996 were principally from the Company's investments in short-term United States government-backed obligations. This source of income has decreased as the Company has expended funds which were invested in 1996 on the expansion of its operations. Interest income in 1997 is substantially from the receipt of interest income from loans that NHG sells to third-party end investors representing the period from when NHG disburses funds to the time that the related loan is sold.


Liquidity and Capital Resources
-------------------------------

Current assets at June 30, 1997 were $454,000 compared to $1,483,000 at December 31, 1996 and current liabilities were $662,000 at June 30, 1997 compared to $443,000 at December 31, 1996. The Company's restaurants sell to consumers in what are substantially all cash transactions. Any credit and debit card business transacted is electronically credited to the Company's accounts within 48 hours. The Company's debt at June 30, 1997, consisted of obligations owed under capitalized leases for point-of-sale terminals at each of the restaurants totalling $19,000. Additionally, the Company issued a note payable, with a remaining balance of $10,000 at June 30, 1997, in conjunction with its acquisition of the restaurant in Summit, NJ. The Company currently has no bank borrowings. The Company is obligated to pay quarterly dividends on its Series A preferred stock totalling $21,000 per quarter.

The Company requires capital principally to expand the operations of NHG. The Company is not pursuing new franchisees for its restaurant business and does not intend to open additional Company-owned restaurants. Funds, which are extremely limited, will be used primarily for NHG to continue to develop and refine its marketing programs, buy media time, and expand its operations into other metropolitan areas. Due to the shortage of working capital, the Company will be required to curtail NHG's operations shortly unless additional financing is secured. The Company expects that its future results will be predominantly affected by the success or failure of NHG.

The Company's franchising operation currently has four franchisees. Additionally, the Company has a master license agreement with a licensee for territory rights to develop a minimum of 20 restaurants in the Philippines over a ten year term.

In order to focus its future resources on its loan operations, the Company has been exploring the possibility of selling its restaurant business, terminating its existing franchise agreements or entering into a strategic alliance with respect to its restaurant business. There can be no assurance that these efforts will be successful.

For the six months ended June 30, 1997, NHG disbursed loans totalling $896,000, of which $778,000 had been sold to third-party end investors. Thus, retail loans receivable amounted to $118,000 at June 30, 1997. The Company sold all such retail loans in July 1997.

The Company anticipates that its current trend of losses will continue. NHG, whose business is based upon the home improvement and subprime lending industries, experiences a decrease in potential revenues during the winter months due to a significant slowdown in home improvement requests and contractor ability to complete projects during adverse winter weather in the Northeast, the primary area where NHG currently lends. In order to offset the seasonal decreases expected in its business in the future, the Company will attempt, if funds become available for the purpose, to initiate lending activities in southeastern states to improve its ability to generate loan volume during the winter, and expand its direct lending efforts to include more debt consolidation and home equity loans. License application processes are lengthy, however, and there is no assurance as to when the Company will actually obtain the requisite licenses in any state.

In order to improve its liquidity and provide additional working capital during the start-up phase of NHG's business, the Company requires, and is actively seeking additional financing through a private placement of debt or equity. However, there can be no assurance of success. The Company believes that additional funding is required for it to meet its cash requirements for the next twelve months. If such financing is not secured, the Company will be required to further curtail its activities (which the Company does not believe will provide a solution to the problem), sell NHG or its lending business, or in the absence of a viable alternative, discontinue operations.


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

Item 1.  Legal Proceedings
           None.

Item 2.  Changes in Securities
           None.

Item 3.  Defaults upon Senior Securities
           None.

Item 4.  Submission of Matters to a Vote of Security Holders
           None.

Item 5.  Other Information

          The Company has been notified by Nasdaq that it no longer satisfies the requirements for listing on the Nasdaq SmallCap Market. While the Company is exploring opportunities to satisfy the listing requirements, and is communicating with Nasdaq with respect to these issues, the Company believes it likely that it will not maintain the SmallCap listing in which case, the Company will seek to have its securities trade on the OTC Bulletin Board.

Item 6.  Exhibits and Reports on Form 8-K

               a) Exhibits: Exhibit 27 (Financial Data Schedule for Second Quarter of 1997)
               b) Reports on Form 8-K


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




                                    Linda's Diversified Holdings Inc.
                                             (Registrant)


                                      /s/ Peter Weissbrod
                                    ------------------------------------------
August 13, 1997                     Peter Weissbrod, President
                                    (Principal Executive and Financial Officer)