Form 10QSB
period 1997-09-30
LINDAS DIVERSIFIED HOLDINGS INC
filed 1997-11-19
CIK 920210

US SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

               LINDA'S DIVERSIFIED HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                           September, 30          December 31,
                             ASSETS                                             1997                1996
                                                                           ----------------    ---------------
                                                                             (unaudited)

                CURRENT ASSETS:
                     Cash and cash equivalents                                          $0     $     1,331,582
                     Inventories                                                     6,790              15,065
                     Retail loans receivable                                       114,566              42,691
                     Notes receivable, current portion                              50,000              10,000

                     Prepaid expenses and other current assets                      68,233              84,049
                                                                           ----------------    ---------------
                               Total Current Assets                                239,589           1,483,387
                                                                           ----------------    ---------------


                PROPERTY AND EQUIPMENT                                             330,077             432,289
                                                                           ----------------    ---------------
                OTHER ASSETS:
                     Restricted cash                                               100,000             162,500
                     Notes receivable, less current portion                           -                150,155
                     Intangible assets                                              28,853              39,299
                     Deposits and other assets                                      14,792              19,923
                                                                           ----------------    ---------------
                                                                                   143,645             371,877
                                                                           ----------------    ---------------

                                                                                  $713,311     $     2,287,553
                                                                           ================    ===============

               LIABILITIES AND STOCKHOLDERS' EQUITY

               OTHER LIABILITIES:
                    Long term debt, current portion                                $28,224     $        51,926
                    Accounts payable and accrued expenses                          530,755             295,119
                    Accrued payroll and payroll taxes                               15,591               5,969
                    Sales tax payable                                                3,379               4,866
                    Deferred franchise fees                                        160,000              85,000
                                                                           ----------------    ---------------
                         Total Current Liabilities                                 737,949             442,880
                                                                           ----------------    ---------------
               LONG TERM LIABILITIES:
                    Long term debt, less current position                            -                   2,709
                    Deferred rent                                                   41,854              42,519
                                                                           ---------------     ---------------
                                                                                    41,854              45,228
                                                                           ---------------     ---------------
               COMMITMENTS

               STOCKHOLDERS' EQUITY:
                    Preferred stock, Series A, $.001 par value;
                       2,500,000 shares authorized; 120,000
                       shares issued and outstanding                                   120                 120
                    Common stock, Class A, $.001 par value;
                        15,000,000 shares authorized; 2,065,000
                        shares issued and outstanding                                2,065               2,065
                    Common Stock, Class B, $.001 par value;
                         800,000 shares authorized; 800,000
                         shares issued and outstanding                                 800                 800
                    Capital in excess of par value                               8,096,818           8,096,818
                    Accumulated deficit                                         (8,166,295)         (6,300,358)
                                                                           ---------------     ---------------
                                                                                   (66,492)          1,799,445

                                                                                $  713,311     $     2,287,553
                                                                           ---------------     ---------------

          See accompanying notes to consolidated financial statements.

               LINDA'S DIVERSIFIED HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Nine Months Ended                    Three Months Ended
                                                                  September 30,                         September 30,
                                                     ------------------------------------------------------------------------
                                                          1997            1996                    1997             1996
                                                     ---------------  --------------         ---------------  ---------------

      REVENUES:
           Restaurant sales, net                           $599,767        $886,308                $163,360         $275,271
           Initial franchise fees                            75,000          40,000                  50,000           15,000
           Franchise royalties                               23,386          21,411                   1,765            8,953
           Contract fee income                               41,152          13,841                   5,800           10,680
           Contractor lead fees                               9,466          17,250                   2,440            1,750
           Loan originations fees                            37,498           7,500                  14,900                0
                                                     ---------------  --------------         ---------------  ---------------
                                                            786,269         986,310                 238,265          311,654
                                                     ---------------  --------------         ---------------  ---------------

      COSTS AND EXPENSES:
         Restaurant Operations:
              Food and paper costs                          228,516         364,554                  53,081          114,001
              Restaurant labor and related expenses         158,992         307,155                  16,936           80,158
              Operating expenses                             24,545          87,293                   3,897           16,106
              Occupancy expenses                            109,777         185,560                  22,390           40,097
              Depreciation and amortization                  61,659          98,439                   9,008           31,749
         Loan Operations:
              Payroll and related expenses                  479,161         344,748                  41,326          129,202
              Media and advertising costs                   329,773         338,512                  40,768           81,906
              Operating expenses                            397,566         219,209                 200,235           74,618
         Corporate and Franchising:
              General and administrative                    625,589         743,773                 216,167          231,077
              Bad debt expense                              153,446            -                      3,291            -
              Restructuring charge                           46,513         246,967                   1,601                0

                                                     ---------------  --------------         ---------------  ---------------
                                                          2,615,537       2,936,210                 608,700          798,914
                                                     ---------------  --------------         ---------------  ---------------

      LOSS FROM OPERATIONS                               (1,829,268)     (1,949,900)               (370,435)        (487,260)

      OTHER INCOME (EXPENSE):
           Interest and other income                         31,062          54,360                   1,667           19,048
           Interest expense                                  (4,733)        (11,364)                   (873)          (3,277)
                                                     ---------------  --------------         ---------------  ---------------
                                                             26,329          42,996                     794           15,771
                                                     ---------------  --------------         ---------------  ---------------

      NET LOSS                                           (1,802,939)     (1,906,904)               (369,641)        (471,489)

      PREFERRED STOCK DIVIDENDS                              63,000            -                     21,000            -

                                                     ---------------  --------------         ---------------  ---------------
      NET LOSS APPLICABLE TO COMMON STOCK                (1,865,939)  $ (1,906,904)                (390,641)        (471,489)
                                                     ===============  ======================================  ===============

      NET LOSS PER COMMON SHARE                      $        (0.77)  $      (0.92)      $          (0.17)$     $    (0.20)
                                                     ==========================================================================

      WEIGHTED AVERAGE NUMBER OF
        COMMON SHARES OUTSTANDING                         2,415,000       2,078,383               2,415,000        2,415,000
                                                     ===============  ==============         ===============  ===============

          See accompanying notes to consolidated financial statements.

               LINDA'S DIVERSIFIED HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                                 Nine Months Ended
                                                                                                      September 30,
                                                                                    ----------------------------------
                                                                                         1997               1996
                                                                                    ---------------     --------------


         CASH FLOWS FROM OPERATING ACTIVITIES:
              Net loss                                                                  (1,865,939)        (1,906,954)
              Adjustments to reconcile net loss to net cash
                used in operating activities:
                   Depreciation and amortization                                            61,659             98,439
                   Restructuring charge                                                     46,513            266,987
                   Bad debt expense                                                        153,446               -
                   Changes in operating assets and liabilities:
                      Decrease in inventories                                                8,275              9,358
                      (Increase) decrease in prepaid expenses and other assets              15,816           (170,492)
                      (Increase) decrease in restricted cash                                62,500           (162,500)
                      (Increase) decrease in deposits and other assets                       5,131            (53,089)
                      Increase in accounts payable and accrued expenses                    214,969             67,062
                      Increase in accrued payroll and payroll taxes                          9,622            (14,336)
                      Decrease in sales tax payable                                         (1,487)            (2,042)
                      Increase in deferred franchise fees                                   75,000             15,000
                      Increase (decrease) in deferred rent                                    (665)           (20,090)
                                                                                    ---------------     --------------
                         Net cash used in operating activities                          (1,215,160)        (1,872,657)
                                                                                    ---------------     --------------


         CASH FLOWS FROM INVESTING ACTIVITIES:
              Proceeds from redemption of cash investments                                    -               721,000
              Acquisition of cash investments                                                 -                     0
              Funds advanced under notes receivable                                           -              (240,525)
              Proceeds from notes receivable                                                10,000           (506,459)
              Disbursements for retail loans receivable                                 (1,506,471)           383,277
              Proceeds from sale of retail loans receivable                              1,500,833            471,110
              Acquisition of property and equipment                                        (52,373)          (118,940)
                                                                                    ---------------     --------------
                         Net cash provided by (used in) investing activities               (48,011)           709,463
                                                                                    ---------------     --------------


         CASH FLOWS FROM FINANCING ACTIVITIES:
              Proceeds from sale of common stock, net of expenses                             -             1,654,311
              Payments of preferred stock dividends                                        (42,000)             -
              Payments of long-term debt                                                   (26,411)           (33,417)
                                                                                    ---------------     --------------
                         Net cash used in financing activities                             (68,411)         1,620,894
                                                                                    ---------------     --------------

         NET CHANGE IN CASH AND CASH EQUIVALENTS                                        (1,331,582)           457,700

         CASH AND CASH EQUIVALENTS, Beginning of period                                  1,331,582            558,013
                                                                                    ---------------     --------------

         CASH AND CASH EQUIVALENTS, End of period                                   $          0            1,015,713
                                                                                    ==================================


         SUPPLEMENTAL INFORMATION:
              Interest paid                                                         $          3,860           11,384
                                                                                    ==================================






          See accompanying notes to consolidated financial statements.

               LINDA'S DIVERSIFIED HOLDINGS INC. AND SUBSIDIARIES
                   Notes to consolidated financial statements
                                   (Unaudited)


1) The consolidated balance sheet of Linda's Diversified Holdings Inc. (the "Company") as of December 31, 1996 has been derived from the audited consolidated balance sheet contained in the Company's Form 10-KSB as of December 31, 1996 and is presented for comparative purposes. All other financial statements are unaudited. All adjustments which are of a normal and recurring nature and in the opinion of management necessary for a fair presentation, have been included. The results of operations for interim periods are not necessarily indicative of the operating results for the full year. Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the most recent fiscal year.

2) On September 15, 1997, the Company sold its Master License Agreement to the Licensee for $50,000 payable in five equal monthly payments. It also terminated its franchise in Flemington, for a return of a security deposit held for a second restaurant which did not open.


     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Principles of Consolidation - The consolidated financial statements include
     ---------------------------
     the accounts of Linda's Diversified Holdings, Inc. and its wholly-owned subsidiaries. All significant inter- company transactions and balances have been eliminated in consolidation.

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

     Restricted  Cash - In connection with  regulatory  banking  requirements in
     ----------------
     certain states, National Home Guaranty a wholly-owned subsidiary of the Company, is required to post mortgage surety bonds which are collateralized by irrevocable letters of credit. The collateralization underlying these letters of credit is shown as restricted cash in the September 30, 1997 financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

OVERVIEW
--------

The Company is a holding corporation formerly consisting of restaurant operations, restaurant franchising, and home-equity loan operations. The restaurant entities, operating under the name Linda's Rotisserie & Kitchen (formerly Linda's Flame Roasted Chicken), consist of four restaurants, one of which is Company-owned and operated, three of which are franchised, and a master license for the Philippines which has subsequently been sold back to the licensor. The loan operations were conducted through National Home Guaranty ("NHG"), a wholly-owned subsidiary, which ceased operations in September 1997 due to lack of capital necessary to fund advertising to generate leads for its loans.

In order to improve its liquidity and provide additional working capital, the Company has been and is continuing to seek additional financing through a private placement of debt or equity, joint venture or a sale. However, there can be no assurance of success. The Company believes that additional funding is required for it to meet its cash requirements for the next three months. Because the Company has been unsuccessful in accomplishing such financing, it has had to substantially curtail its activities and will continue to do so. Overhead has been slashed, salaries reduced, and staff terminated in order to curtail losses. Because of the Company's limited assets, the Company will likely be required to discontinue operations entirely unless financing is accomplished shortly. If such financing is not secured, the Company will be required to further curtail its activities, sell remaining restaurant assets, sell NHG or its lending business, or in the absence of a viable alternative, totally discontinue operations.


RESTAURANT OPERATIONS
---------------------

In order to find a buyer or strategic partner, the Company has been trying to sell its restaurant business and terminate its existing franchisees. To date, the Master License in the Philippines and the Flemington franchise have been terminated under mutually acceptable terms. Under the agreement with Master Licensee, the Company is required to provide pre-opening support and training until the first restaurant is opened in the Philippines, scheduled for November, 1997. The Company has initiated arbitrations against its Colonia, South Orange and Westwood franchises for default under the franchise agreement. There can be no assurance that these efforts will be successful.

Gross restaurant sales for the nine months ended September 30, 1997 decreased $299,000 (32%) as compared to the nine months ended September 30, 1996. Comparable store gross sales (for locations opened at least one year) decreased $36,000 (9%). The total sales decreases were due to the Company having three Company-owned locations in the nine months of 1996 compared with two such locations in 1997 (one at September 30, 1997). The Company closed restaurants in July 1997 to reduce its losses and preserve its working capital. The same store sales decreases were due to the increased saturation of, and intense competition from, similar restaurant concepts throughout New Jersey. Gross sales for the quarter ended September 30, 1997 decreased $105,000 (32%) as compared to the quarter ended September 30, 1996. Comparable store gross sales for this period decreased $26,000 (12%).

Food and paper costs collectively decreased as a percentage of gross sales for the nine months ended September 30, 1997 compared to 1996 to $136,000 (36% of gross sales) from $364,000 (40% of gross sales), respectively, due to lower poultry costs in 1997. Additional cost reductions were a result of the continued shifting of the restaurant's menu mix to gourmet sandwiches, which have lower food costs than other meals.

Restaurant labor and related expenses decreased to $159,000 (26% of gross sales) for the nine months ended September 30, 1997 as compared to $307,000 (33% of gross sales) for 1996. This decrease, as a percentage of gross sales, is due to the closing, in June 1996, of the Company's Livingston, New Jersey location which had its highest labor costs, as well as the Company's continued focus on correlating hourly labor to projected sales.

Operating expenses, including such items as local promotion, repairs and maintenance and store supplies, totaled $24,000 (4% of gross sales) for the first nine months of 1997 compared to $87,000 (9% of gross sales) for the comparable period in 1996.

Occupancy costs, including such fixed and recurring items as rent, common area maintenance charges and utilities, totaled $110,000 (18% of gross sales) and $186,000 (20% of gross sales) for the nine months ended September 30, 1997 and 1996, respectively. This decrease as a percentage of gross sales is due to the closing of the Company's Summit, New Jersey location.

Depreciation and amortization decreased to $62,000 for the nine months ended September 30, 1997 from $98,000 for 1996. This decrease is attributable to the fact that the Company had equipment and leasehold improvements at one additional location in 1996 which was closed in June 1996.

RESTAURANT FRANCHISING
----------------------

In order to obtain additional funds, the Company has been trying to sell its restaurant business and terminate its franchise agreements. There can be no assurance that these efforts will be successful.

The Company's franchising operations are administered through its subsidiary, Linda's Chicken International. As of September 30, 1997, three franchises were open. Franchise royalty income, amounted to $23,000 for the nine months ended September 30, 1997 compared with $21,000 for the comparable period in 1996. This increase is due to the Company having three franchises opened during the period ending September 30, 1997 compared with two for the same period in the prior year.

The Company did maintain an advertising fund used for regional advertising expenditures to benefit all locations, but since the current franchises are no longer contributing, it has a zero balance in this fund. The Company also contributes to the fund for promotional rebates received from suppliers. For the nine months ended September 30, 1997, this fund had an equal amount of revenues and expenditures.

Expenses related to the franchising operation, consisting of such items as franchise support personnel, legal fees and advertising, are included in general and administrative expenses in the Company's financial statements, and totaled $63,000 and $156,000 for the nine months ended September 30, 1997 and 1996, respectively. This decrease is due, in part, to the discontinuation of selling expenses to sell more franchises.


LOAN OPERATIONS
---------------

     The Company's loan operations had been conducted through its subsidiary, NHG, which ceased operations on September 30, 1997 due to lack of capital to continue marketing. These operations included providing single-family homeowners, primarily in the subprime market, with a single source for both home improvement loans (conventional and federally-guaranteed) and qualified contractors. NHG derived its revenue on contractor loans from marketing fees received from participating contractors representing a percentage of each completed contract, and on direct loans from loan origination fees charged to borrowers. The Company additionally derived revenue on each type of loan from loan participation premiums paid by third-party end investors which bought its loans.

Gross revenue for the nine months ended September 30, 1997 totaled $65,000 including $41,000 in completed contract fee income, $9,000 in loan origination fees and $37,000 in loan participation premiums. For the quarter ended September 30, 1997, gross revenue totaled $23,000 including $26,000 in completed contract fee income, $2,000 in loan origination fees and $15,000 in loan participation premiums. The Company recognizes contract fee income when the related contract is completed by the contractor. Loan origination fees and loan participation premiums are recognized when the related loan is disbursed.

NHG had expenses of $1,206,500 for the nine months ended September 30, 1997, as described below, relating to its operations.

Payroll and related expenses, consisting of management, telemarketing and field marketing representatives, credit analysts and processors, totaled $479,000 (40% of total expenses) for the nine months ended September 30, 1997. While management labor is a fixed expense, NHG's operations personnel, telemarketing representatives and field marketing employees have been laid off until additional financing or a purchaser is found.

Media and advertising costs, consisting of media time bought on television, production and distribution of direct mail and mall kiosk operating costs, totaled $330,000 (27% of total expenses) for the nine months ended September 30, 1997. The Company discontinued its field marketing program in Woodbridge and Cherry Hill at the end of the third quarter due to lack of capital and closed its Staten Island kiosk on October 30, 1997. Advertising has been discontinued until additional financing is secured.

Operating expenses, consisting of expenses necessary to operate the Company's main office in New Jersey and its branch office in Massachusetts, as well as legal and consulting fees and expenses related to obtaining licenses and permits, totaled $397,000 (32% of total expenses) for the nine months ended September 30, 1997.

CORPORATE
---------

General and administrative expenses decreased to $626,000 for the first nine months of 1997 from $744,000 in 1996. This is as a result of continued reductions in overhead as a result of the elimination of several corporate positions. While the Company anticipates that cost containment will continue to take place in this expense category, general and administrative expenses have been greatly diminished due to the cessation in NHG's operations.

Interest income decreased to $31,000 from $54,000 for the nine months ended September 30, 1997 and 1996, respectively. Investment earnings in 1996 were principally from the Company's investments in short-term United States government-backed obligations. This source of income has decreased as the Company has expended funds which were invested in 1996 on the expansion of its operations. Interest income in 1997 is substantially from the receipt of interest income from loans that NHG has sold to third-party end investors representing the period from when NHG disbursed funds to the time that the related loans were sold.


Liquidity and Capital Resources
-------------------------------

Current assets at September 30, 1997 were $240,000 compared to $1,483,000 at December 31, 1996 and current liabilities were $738,000 at September 30, 1997 compared to $443,000 at December 31, 1996. The Company's restaurants sell to consumers in what are substantially all cash transactions. Any credit and debit card business transacted is electronically credited to the Company's accounts within 48 hours. The Company's debt at September 30, 1997, consisted of obligations owed under capitalized leases for point-of-sale terminals at each of the restaurants totaling $28,000 and accounts payable of $531,000. The Company has no bank borrowings. The Company is obligated to pay quarterly dividends on its Series A preferred stock totaling $21,000 per quarter and missed its September 15, 1997 payment. The next payment is due December 15, 1997. If four consecutive payments are missed, the bondholder has the right to take control of the Board of Directors. Because of the Company's limited assets, the Company will likely be required to continue to sell assets, reduce overhead expenses, and/or discontinue operations entirely unless financing is accomplished shortly.

The Company requires capital principally to continue the operations of NHG. The Company is not pursuing new franchisees for its restaurant business and does not intend to open additional Company-owned restaurants. Due to the shortage of working capital, the Company has been required to curtail NHG's operations including returning state mortgage licenses, until additional financing is secured.

The Company's franchising operation currently has four franchisees. Additionally, the Company sold its Master License Agreement back to its licensee for $50,000. The Licensee is no longer obligated to open restaurants on a development schedule or pay any future royalties on restaurants it may open. In order to minimize losses and provide some capital, the Company has been trying to sell its restaurant business and terminate its existing franchise agreements. There can be no assurance that these efforts will be successful.

For the nine months ended September 30, 1997, NHG disbursed loans totaling $1,506,000, of which $1,392,000 had been sold to third-party end investors. Thus, retail loans receivable amounted to $114,000 at September 30, 1997. The Company sold all such retail loans in July 1997.

In order to improve its liquidity and provide additional working capital, the Company requires, and is actively seeking additional financing through a private placement of debt or equity or sale of the Company. However, there can be no assurance of success. The Company believes that additional funding is required for it to meet its cash requirements for the next three months. Since such financing has not been secured, the Company will likely cease operations.


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


Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings
          None.

Item 2.  Changes in Securities
          None.

Item 3.  Defaults  upon  Senior  Securities

The Company has missed its September 15, 1997 Dividend payment on its Series A Convertible Preferred Stock oustanding.


Item 4.  Submission of Matters to a Vote of Security Holders
          None.

Item 5.  Other Information

The Company has been notified by Nasdaq that it no longer satisfies the requirements for listing on the Nasdaq SmallCap Market and has been delisted and has its securities traded on the OTC Bulletin Board.

Item 6.  Exhibits and Reports on Form 8-K

     a)   Exhibits: Exhibit 27   (Financial  Data  Schedule  for the nine months
          ended September 30, 1997)
     b)   Reports on Form 8-K

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


                                     Linda's Diversified Holdings Inc.
                                       (Registrant)




November 15, 1997                    /s/ Peter Weissbrod, President
                                     -------------------------------------------
                                     (Principal Executive and Financial Officer)